Form 10-K/A
period 2011-12-31
Sunshine Heart, Inc.
filed 2012-04-30
CIK 1506492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(952) 345-4200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.0001 per share	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 20, 2012 was 6,276,538 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Sunshine Heart, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2011 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 23, 2012 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III.  This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because a definitive proxy statement containing this information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b—15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3, 31.4 and 32.2 filed herewith and related footnotes. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Information Regarding the Current Directors and Executive Officers of Sunshine Heart, Inc.

The following table sets forth information concerning our directors and executive officers:

Name	Age	Position
Kevin Bassett	44	Senior Vice President, Technology & Operations
Debra Kridner	60	Vice President Research & Regulatory Affairs
Jim Yearick	49	Vice President Marketing & Sales
Jeffrey Mathiesen	51	Chief Financial Officer and Secretary
Paul Buckman	56	Director
Dr. Geoffrey Brooke	56	Director
Nicholas Callinan	66	Chairman of the Board, Director
Dr. Mark Harvey	46	Director
Donal O’Dwyer	58	Director
Dr. William Peters	46	Director; Chief Technical Officer & Medical Director
David Rosa	48	Director; Chief Executive Officer
Gregory Waller	62	Director

Executive Officers

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

Board of Directors

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

Paul Buckman:    Director since February 2011.  Since February 2012, Mr. Buckman has served as the President and Chief Executive Officer of Sentreheart, Inc., a medical technology company focused on closure of various anatomic structures.  Mr. Buckman served as Chief Executive Officer and Director of Pathway Medical Technologies, Inc., a medical device company focused on treatment of peripheral arterial disease from September 2008 to February, 2012. From December 2006 until September 2008, Mr. Buckman served as Chief Executive Officer of Devax, Inc., a developer and manufacturer of drug eluting stents, while also serving as Chairman of the Board of Directors for Pathway Medical Technologies, Inc.  From August 2004 to December 2006, Mr. Buckman served as President of the Cardiology Division of St. Jude Medical, Inc., a diversified medical products company. Prior to joining St. Jude Medical, Mr. Buckman served as Chairman of the Board of Directors and Chief Executive Officer of ev3, LLC, a Minnesota-based medical device company focused on endovascular therapies that Mr. Buckman founded and developed into an $80 million business, from January 2001 to January 2004. Mr. Buckman has worked in the medical device industry for over 30 years, including 10 years at Scimed Life Systems, Inc. and Boston Scientific Corporation, where he held several executive positions before becoming President of the Cardiology Division of Boston Scientific in January 2000.  In addition to Pathway Medical Technologies, Inc., Mr. Buckman also currently serves as a Director for SentreHeart, Inc., Conventus Orthopaedics, Inc., and also as a Business Advisory Board member for Bio Star Ventures. In the past, Mr. Buckman has served on the boards of Velocimed, Inc., where he was a co-founder, EndiCor, Inc., Microvena, Inc., and Micro Therapeutics, Inc.

Mr. Buckman’s qualifications to serve on our board of directors include his extensive experience in the management of medical device companies, including his collective eleven years of experience as a Chief Executive Officer for Pathway Medical and Devax, Inc.

Nicholas Callinan: Director since October 2008.  Mr. Callinan is the chairman of our board of directors.  Since 2004, he has served as Principal at Collins Hill Pty Ltd., a private equity advisory and consulting firm. From 2001 to 2003, Mr. Callinan served as the Senior Vice President and Chief Executive of Structured Investment Vehicles for Shell Internet Ventures, a company that invested in information technology companies worldwide.

Previously, Mr. Callinan served as the Managing Director and Chief Executive of Central and Eastern European funds for Advent International Corporation, a company focused on private equity and venture capital fund management and investment.  Mr. Callinan founded the venture capital and private equity funds management company, Advent Management Group Pty. Ltd. and was Chief Executive of that company and a number of funds it managed, some of which were listed on the Australia Securities Exchange, or ASX.  Earlier in his career, Mr. Callinan was a civil engineer in Australia and France and worked with Cummins Engine Company, Inc. in the United States and Australia.

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

Gregory Waller:  Director since August 2011.  Mr. Waller has been employed as the Chief Financial Officer of Ulthera, Inc. since October of 2011.  Ulthera is a medical device company specializing in non-invasive facelifts using an ultrasound medical device.  From 2006 to 2011, Mr. Waller was the Chief Financial Officer and Treasurer of Universal Building Products, Inc., which was a manufacturer of concrete forms and accessories for the residential and commercial projects in North America.  Mr. Waller previously served as the Vice President of Finance, Chief Financial Officer, and Treasurer for Sybron Dental Specialties, Inc., a manufacturer of high technology dental, dental implant, and infection prevention products, from 1980 to 2005.  Mr. Waller has served on the board of directors of Endologix Inc. since 2003.  Mr. Waller also served on the board of directors of Clarient, Inc. and SenoRx, Inc. from 2006 until 2010.  From 2006 to 2009, Mr. Waller served as a member of the board of directors of Alsius, Inc., and from 2009 to 2010, he served as a member of the board of directors of Biolase, Inc. and in addition, Mr. Waller served on the board of Cardiogenesis from 2007 until 2011.

Mr. Waller’s qualifications to serve on our board of directors include his 37 years of financial and management experience, including his experiences as a Chief Financial Officer for Universal Building Products, Inc. and Sybron Dental Specialties, Inc., and his familiarity with public company board functions from his services on the boards of other public companies.

As described above, Mr. Waller was the Chief Financial Officer and Treasurer of Universal Building Products from 2006 to 2011.  Universal Building Products filed a voluntary petition for bankruptcy on August 4, 2010.  Except as described in the preceding sentence, no other event has occurred during the past ten years requiring disclosure pursuant to Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities Exchange Act of 1934, as amended, the Exchange Act, requires our executive officers and directors to file initial reports of ownership of our securities and reports of changes in ownership with the SEC.  Our directors and officers were not subject to Section 16(a) of the Exchange Act for our fiscal year ended December 31, 2011, so there were no such filings made during our most recent fiscal year.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics relating to the conduct of our business by our directors, officers and employees, which is posted on our website at www.sunshineheart.com/corporate-governance.

Director Independence

Our board of directors currently consists of eight directors.  Our board of directors has determined that six of our eight directors are independent directors, as defined under the applicable rules of the Nasdaq Stock Market. The independent directors are Messrs. Buckman, Brooke, Callinan, Harvey, O’Dwyer, and Waller.

There is no family relationship between any director, executive officer or person nominated to become a director or executive officer.

Board Composition

Our board of directors is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•                  The Class II directors are Dr. Brooke and Mr. Rosa and their terms expire at this year’s annual meeting of stockholders;

•                  The Class III directors are Messrs. Callinan, O’Dwyer and Waller and their terms expire at the annual meeting of stockholders to be held in 2013; and

•                  The Class I directors are Dr. Peters, Mr. Buckman and Dr. Harvey and their terms expire at the annual meeting of stockholders to be held in 2014;

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Board Committees

The board of directors has established an audit committee, a compensation committee and a governance and nominating committee. Each of our committees has a charter and each charter is posted on our website. The following sets forth the membership of each of our committees.

Director	Audit Committee	Compensation Committee	Governance and Nominating Committee
Geoffrey Brooke		X

Paul Buckman		Chair

Nicholas Callinan	X	X	X

Mark Harvey		X

Donal O’Dwyer	X

William Peters

David Rosa

Gregory Waller	Chair		Chair

Audit Committee

Among other matters, our audit committee:

•                  evaluates the qualifications, performance and independence of our independent auditor and reviews and approves both audit and nonaudit services to be provided by the independent auditor;

•                  discusses with management and our independent auditors any major issues as to the adequacy of our internal controls, any actions to be taken in light of significant or material control deficiencies and the adequacy of disclosures about changes in internal control over financial reporting;

•                  establishes procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the confidential, anonymous submission by employees of concerns regarding accounting or auditing matters;

•                  administers our investment and cash management policies; and

•                  prepares the audit committee report that SEC rules require to be included in our annual proxy statement and annual report on Form 10-K.

Each of the members of our audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Stock Market. Our board of directors has determined that Mr. Waller is our audit committee financial expert, as defined under the applicable rules of the SEC. Each member of our audit committee satisfies the Nasdaq Stock Market independence standards and the independence standards of Rule 10A-3(b)(1) of the Exchange Act.

Compensation Committee

Our compensation committee reviews and approves on an annual basis the goals and objectives relevant to our Chief Executive Officer’s compensation and annually reviews the evaluation of the performance of our executive officers and approves our executive officers’ annual compensation.

Governance and Nominating Committee

Our governance and nominating committee identifies individuals qualified to become members of the board of directors, recommends individuals to the board for nomination as members of the board and board committees, and oversees the evaluation of our board of directors.

Procedures for Selecting and Nominating Director Candidates

Stockholders may directly nominate a person for election to our board of directors by complying with the procedures set forth in Article III, Section 5(b) of our bylaws, and with the rules and regulations of the SEC.  Under our bylaws, only persons nominated in accordance with the procedures set forth in the bylaws will be eligible to serve as directors.  In order to nominate a candidate for service as a director, you must be a stockholder at the time you give the board notice of your nomination, and you must be entitled to vote for the election of directors at the meeting at which your nominee will be considered.  In accordance with our bylaws, director nominations generally must be made pursuant to notice delivered to, or mailed and received at, our principal executive offices at the address above, not later than the 90th day, but not earlier than the 120th day, prior to the first anniversary of the prior year’s annual meeting of stockholders.  Your notice must set forth all information relating to the nominee that is required to be disclosed in solicitations of proxies for the election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including the nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected).

Your notice also must set forth the following information for you and any beneficial owner on whose behalf you make a nomination: (i) the name and address of the stockholder, as they appear on our books; (ii) the class and number of shares of our capital stock which are owned beneficially and of record, as well as a description of all securities or contracts, with a value derived in whole or in part from the value of any shares of our capital stock, held by you and such beneficial owner or to which either is a party; (iii) a description of all arrangements or understandings between you and any such beneficial owner and any other person or persons (including their names) regarding the nomination; (iv) a representation that you intend to appear in person or by proxy at the meeting to nominate the persons named in your notice; (v) a representation as to whether you intend to deliver a proxy statement and form of proxy to our stockholders to elect the nominee; (vi) the name an address of any other stockholder supporting the proposal as of the date of your notice; (vii) a description of all derivative transactions in which you engaged in the previous twelve month period; and (viii) a description of any other information relating to you and any such beneficial owner that would be required to be disclosed in a proxy statement or other filing required to be made in connection with the solicitation of proxies pursuant to Regulation 14A under the Exchange Act.

As required by our Corporate Governance Guidelines, when evaluating the appropriate characteristics of candidates for service as a director, the governance and nominating committee takes into account many factors.  The board of directors selects and recommends to stockholders qualified individuals who, if added to the board, would provide the mix of director characteristics and diverse experiences, perspectives and skills appropriate for us. Board candidates are considered based on various criteria, including breadth and depth of relevant business and board skills and experiences, judgment and integrity, reputation in their profession, diversity of background, education, leadership ability, concern for the interests of stockholders and relevant regulatory guidelines. We do not have a formal policy with respect to diversity. Our board of directors recommends individuals for election as directors in the context of an assessment of the perceived needs of the board of directors at the particular point in time. Directors must be willing and able to devote sufficient time to carrying out their duties and responsibilities effectively, and should be committed to serving on the board for an extended period of time.

The governance and nominating committee will consider director candidates recommended by stockholders in the same manner that it considers all director candidates. Stockholders who wish to suggest qualified candidates should write to Sunshine Heart, Inc., 12988 Valley View Road, Eden Prairie, Minnesota 55344, Attention: Chief Financial Officer, stating in detail the characteristics that make the candidate a suitable person to serve on our board of directors in light of our Corporate Governance Guidelines.

Item 11.                 Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation for the fiscal years ended June 30, 2011 and December 31, 2011, provided to our Chief Executive Officer and the two other most highly compensated executive officers who received remuneration exceeding $100,000 during the fiscal year ended December 31, 2011, who we refer to as our named executive officers.

Name and Principal Position	Fiscal Year Ended	Salary ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		Total ($)

David Rosa	12/31/11	156,550		1,012,821	79,825		1,249,196
Chief Executive Officer	6/30/11	280,000		47,146	70,000		397,146

William Peters, MD (3)	12/31/11	143,542	(4)	529,493	28,663	(4)	701,698
Chief Medical Officer	6/30/11	275,433	(4)	—	—		275,433

Jeffrey Mathiesen (5)	12/31/11	106,667		344,766	44,000		495,433
Chief Financial Officer	6/30/11	59,879		—	—		59,879

(1)         Represents the grant date fair value of the awards granted during the period computed in accordance with FASB ASC Topic 718. For a discussion of the relevant assumptions used to determine the valuation of our option awards for accounting purposes please refer to Note 3 to the Notes to Consolidated Financial Statements filed with the Original Filing.

(2)         Amounts shown for Mr. Rosa, Dr. Peters and Mr. Mathiesen for fiscal year ended December 31, 2011 represent non-equity incentive compensation earned during the 12-month calendar year ended December 31, 2011.  As a result, the amounts shown for the fiscal year ended December 31, 2011 were earned over the course of two different fiscal years, the last six months of our fiscal year ended June 30, 2011 and the full six-month fiscal year ended December 31, 2011.  The amount shown for Mr. Rosa for fiscal year ended June 30, 2011 represents non-equity incentive compensation earned during the 12-month calendar year ended December 31, 2010.  As a result, the amount shown for the fiscal year ended June 30, 2011 was earned over the course of two different fiscal years, the last six months of our fiscal year ended June 30, 2010 and the first six months of our fiscal year ended June 30, 2011.

Historically, Mr. Rosa has been awarded incentive compensation based on performance and milestones achieved during calendar years despite the fact that, until September 2011, our fiscal years ended on June 30.  For Mr. Rosa, the material performance measures and milestones for calendar year 2010 related to development projects, relocation of our headquarters to Eden Prairie, Minnesota, development of a minimally invasive procedure to implant our product, and building our executive management team.  The material performance measures and milestones for calendar year 2011 related to successful completion of our feasibility trial and progress on our planned pivotal trial, continued financing of our operations and product development.  Until our fiscal year beginning July 1, 2010, we historically awarded our Australia-based employees, including Dr Peters, incentive compensation based on performance and milestones achieved during our fiscal years, which ended on June 30.  Our fiscal years historically ended on June 30 (until we changed our fiscal year end in September 2011) because our operations previously were based in Australia, where a June 30 fiscal year end is more typical than in the United States due to the different seasons in the Southern Hemisphere (i.e., where June 30 falls in winter similar to December 31 falling in winter in the Northern Hemisphere).  As we began establishing operations in the United States, we provided incentive compensation to our U.S.-based employees on a calendar year basis because we believed doing so was typical for U.S.-based companies.

Effective for our fiscal year beginning January 1, 2012 and ending December 31, 2012, our board decided to base all employee incentive compensation on performance and milestones achieved during calendar years, which, due to the change in our fiscal year effected in September 2011, will coincide with our fiscal year.  As part of this transition of our compensation practices, we deferred the incentive compensation opportunity Dr. Peters otherwise would have received for the fiscal year ended June 30, 2011 to be based on performance and milestones achieved during the 12-month calendar year ended December 31, 2011 and Dr. Peters did not receive any incentive compensation based performance or milestones achieved during our fiscal year ended June 30, 2011.  For Dr. Peters, the material performance measures and milestones for calendar year 2011 related to our clinical trial and research and development activities.

We chose the presentation format described above and reflected in the Summary Compensation Table to avoid any “gap” between consecutive periods for which incentive compensation is earned by our named executive officers and incentive compensation information is presented in the table above and in similar tables that we will include in future filings with the SEC.

(3)         All amounts were paid to WSP Trading Limited, an entity that Dr. Peters owns.

(4)         Amount was converted from Australian Dollars (“A$”) to U.S. Dollars using the conversion rate in effect on the date of payment.

(5)         Mr. Mathiesen joined our company as Chief Financial Officer in March 2011.

Chief Executive Officer Employment Agreement and Compensation

We have an employment agreement with David Rosa, our Chief Executive Officer, which provides that his annual salary initially will be $250,000 and is subject to annual review by our board of directors. The board established Mr. Rosa’s initial annual base salary of $250,000 in late 2009 in connection with negotiating his employment agreement. The board believed Mr. Rosa’s initial base salary was less than the salaries paid to other chief executive officers of small public companies and was appropriate because Mr. Rosa previously had not served as a chief executive officer of a public company. Effective January 1, 2011, the board increased Mr. Rosa’s salary to $310,000 per year in recognition of our company’s progress towards its goals during calendar year 2010, which included the expansion of our management team, development of a less invasive procedure to implant our product and progress on our feasibility clinical trial, as well as to closer align Mr. Rosa’s base salary with those of chief executive officers of other small public companies as determined by the board based on its collective experiences and industry knowledge.

Our employment agreement with Mr. Rosa also provides that he will be eligible to participate in our short-term incentive bonus scheme with a maximum of up to 25% of his annual salary.  The amount of the bonus is determined by our board of directors based on goals agreed upon by Mr. Rosa and our board.

Historically, Mr. Rosa has been awarded incentive compensation based on our performance and milestones achieved during calendar years despite the fact that, until September 2011, our fiscal years ended on June 30.

Beginning with 2012, our fiscal years will coincide with calendar years and with the time periods for which we provide incentive compensation to Mr. Rosa and our other named executive officers.

Mr. Rosa’s incentive compensation goals for calendar year 2010 related to development projects, relocation of our headquarters to Eden Prairie, Minnesota, development of a minimally invasive procedure to implant our product, and building our executive management team.  Our board determined that Mr. Rosa achieved all of these goals and awarded him the maximum cash incentive payment provided in his employment agreement for the year.  The non-equity incentive plan compensation earned by Mr. Rosa during calendar year 2010 is reflected in the Summary Compensation Table above for the fiscal year ended June 30, 2011 due to the discrepancy between our historic fiscal years and incentive compensation plan practices described above and in footnote 2 to the Summary Compensation Table.

For calendar year 2011, Mr. Rosa’s goals related to successful completion of our feasibility trial and progress on our planned pivotal trial, continued financing of our operations and product development.  Our board determined that Mr. Rosa achieved all of these goals and awarded him the maximum cash incentive payment provided in his employment agreement for calendar year 2011.  The non-equity incentive plan compensation earned by Mr. Rosa during calendar year 2011 is reflected in the Summary Compensation Table above for the fiscal year ended December 31, 2011 due to the discrepancy between our historic fiscal years and incentive compensation plan practices described above and in footnote 2 to the Summary Compensation Table.  We chose the presentation format described above to avoid any “gap” between consecutive periods for which incentive compensation is earned by our named executive officers and incentive compensation information is presented in the Summary Compensation Table above and in similar tables that will be included in future filings with the SEC.

Mr. Rosa is entitled to participate in the benefit plans available to our employees generally.  His employment agreement is terminable (i) by either party for any reason with one month’s notice, by mutual agreement of us and Mr. Rosa; (ii) by mutual agreement between us and Mr. Rosa; (iii) immediately by us for “cause” (as defined in the agreement) if Mr. Rosa has not cured the conduct giving rise to a termination for “cause”; (iv) by us for Mr. Rosa’s disability (as defined in the agreement); or (v) immediately by Mr. Rosa for “good reason” (as defined in the agreement) if we have not cured the conduct giving rise to a termination for “good reason.”  The agreement also provides that, for one year following his termination, Mr. Rosa will not compete with us during the term of his employment with us and he will not solicit any person who was one of our employees during the term of his employment.

Our board of directors has granted Mr. Rosa stock options as part of his compensation from time to time.  At a special meeting of our stockholders in August 2011, our stockholders approved stock option awards awarded to Mr. Rosa by our board during March 2011 and May 2011.  The March 2011 stock option award covers 154,450 shares of our common stock and was granted with a per share exercise price of $7.31 (using a conversion rate of A$1.00 to $1.0438 and representing a 20% premium to the closing price for our CDIs on the date the board approved the award).  The May 2011 stock option award covers 29,210 shares of our common stock and was granted with a per share exercise price of $13.36 (using a conversion rate of A$1.00 to $1.0438 and representing a 20% premium to the closing price for our CDIs on the date the board approved the award).  At our annual meeting of stockholders in November 2011, our stockholders approved a stock option award to Mr. Rosa approved by our board in November 2011.  This November 2011 stock option award covers 50,000 shares of our common stock and was granted with a per share exercise price of $8.56 (using a conversion rate of A$1.00 to $1.0438 and equaling the closing price for our CDIs on the date the board approved the award).

The ASX Listing Rules require stock options awarded to any of our directors, including Mr. Rosa, to be approved by our stockholders.  For accounting purposes, stock options that are granted subject to stockholder approval are treated as granted in the period during which the necessary stockholder approval was obtained.

Because we held our annual meeting of stockholders during our fiscal year ended June 30, 2011 before our board awarded the March 2011 and May 2011 stock options granted to Mr. Rosa, these stock options were approved by our stockholders at a special meeting in August 2011 and are treated as granted during our six-month fiscal year ended December 31, 2011 even though our board awarded the options, subject to stockholder approval, during our fiscal year ended June 30, 2011.  Because Mr. Rosa also received a stock option award during November 2011 that was approved by our board and stockholders during the same month, there is a significant discrepancy between the value for accounting purposes of option awards granted to Mr. Rosa during our fiscal year ended June 30, 2011 compared to our six-month fiscal year ended December 31, 2011.  In general, our board has awarded Mr. Rosa stock options with greater-than-annual frequency to gradually give him an equity position in our company that our board, in its discretion and based on its collective experiences, believes is appropriate for the chief executive officer of a development-stage public medical device company like ours.  Other than the stock option awards described above, and as indicated in the Outstanding Equity Awards at Fiscal Year-End table below, we have granted Mr. Rosa only one other equity award.  As indicated in the Beneficial Ownership of Directors and Executive Officers table below, as of April 20, 2012, Mr. Rosa beneficially owned approximately 1.5% of our common stock as calculated in accordance with SEC rules.

Salaries of Other Named Executive Officers

Our board determined the salary for Mr. Mathiesen pursuant to negotiations with Mr. Mathiesen in connection with his hiring in March 2011. Our board determined Dr. Peters’ salary in effect during our fiscal years ended June 30, 2011 and December 31, 2011 primarily based on the salary recommendation our Chief Executive Officer made at the beginning of our fiscal year ended June 30, 2011.  Historically, up to our fiscal year beginning July 1, 2011, we awarded our Australia-based employees, including Dr Peters, salary increases effective at the beginning of our fiscal years.  Our Chief Executive Officer made his salary recommendation for Dr. Peters based on his subjective evaluation of our product development and clinical progress as of the beginning of our fiscal year ended June 30, 2011. Effective for our fiscal year beginning January 1, 2012 and ending December 31, 2012, our board decided to make annual adjustments to employees’ salaries, regardless of location, effective at the beginning of each calendar year (which, beginning in 2012, will coincide with our fiscal year).  As part of this transition of our compensation practices, we deferred salary adjustments that our Australia-based employees otherwise would have received effective July 1, 2011 to be effective as of January 1, 2012.  Dr. Peters therefore was not awarded a salary increase during the periods covered by the Summary Compensation Table in connection with this transition in our compensation practices.

Our current compensation practice is for our Chief Executive Officer to recommend salaries for the other named executive officers at the beginning of each calendar year for the salary to be paid for the that year based on our Chief Executive Officer’s evaluation of three primary factors.  Those factors are an evaluation of:

•                  salaries of persons occupying similar positions at other small medical device companies;

•                  the overall performance of our company for the prior year; and

•                  the individual’s contributions to our results for the prior year.

Our Chief Executive Officer’s evaluation of salaries for persons occupying similar positions at other small public medical device companies is based on his general industry knowledge and consultation of proxy statements filed by U.S. publicly traded companies with the SEC.  Our Chief Executive Officer uses this market information to help determine whether the salaries he recommends for our other named executive officers are, in his opinion, significantly above or below the salaries of persons occupying similar positions at the companies consulted and that any variations to what the Chief Executive Officer considers to be a “market” salary are in his opinion justified.  Historically, our Chief Executive Officer has not targeted compensation at a specified point relative to the market information he has gathered or used studies or compilations of information prepared by third parties to evaluate salaries paid by our competitors. Our Chief Executive Officer’s evaluation of our company’s performance is a subjective evaluation of our progress toward commercializing our product and meeting our business plan. As of January 1, 2012, salaries for our named executive officers were as follows: Mr. Rosa — $319,300; Dr. Peters — A$283,272; Mr. Mathiesen — $226,600. Future adjustments to the salaries for our named executive officers will be made using the process described above.

Incentive Compensation of Other Named Executive Officers

Dr. Peters’ non-equity incentive plan compensation award for calendar year 2011 provided for a payment of up to 10% of his annual salary, based on goals agreed upon by Dr. Peters and our Chief Executive Officer.  Dr. Peters’ goals for calendar year 2011 were tied to our clinical trial and research and development activities.  Based on Dr. Peters’ work training and supporting physicians at sites participating in our feasibility trial, his work summarizing and presenting clinical trial data, the successful animal test for our next-generation fully implantable device and improvements to our existing product developed by Dr. Peters during the year, our board awarded Dr. Peters his maximum possible payment under the non-equity incentive plan. The non-equity incentive compensation earned by Dr. Peters during calendar year 2011 is reflected in the Summary Compensation Table above for the fiscal year ended December 31, 2011 due to the discrepancy between our historic fiscal years and the transition in our incentive plan practices described in footnote 2 to the Summary Compensation Table.

In connection with his hiring in March 2011, we decided that Mr. Mathiesen’s incentive compensation would be based on the calendar year rather than our fiscal year in effect at that time. Mr. Mathiesen’s non-equity incentive plan compensation award for calendar year 2011 provided for a payment of up to 20% of his annual salary.  Our board determined that Mr. Mathiesen improved our financial reporting processes and successfully performed his duties for the year and awarded Mr. Mathiesen his maximum possible non-equity incentive payment. The non-equity incentive compensation earned by Mr. Mathiesen during calendar year 2011 is reflected in the Summary Compensation Table above for the fiscal year ended December 31, 2011 due to the discrepancy between our historic fiscal years and incentive compensation plan practices described above and in footnote 2 to the Summary Compensation Table.

Beginning in 2012, our fiscal years will coincide with calendar years and with the relevant periods for which we provide incentive compensation to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning equity awards held by our named executive officers that were outstanding as of December 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date
David Rosa	37,500	(2)	12,500	$10.44	11/29/20
	28,960	(3)	125,490	$7.31	8/17/21
	—	(5)	29,210	$13.36	8/17/21
	—	(5)	43,000	$8.56	11/28/21

William Peters, MD	3,990	(4)	—	$3.24	1/30/13
	3,880	(4)	—	$52.19	7/5/14
	2,200	(4)	—	$37.58	11/1/16
	280	(4)	—	$62.63	1/31/17
	3,000	(4)	—	$62.63	4/18/17
	488	(4)	—	$41.75	7/9/18
	3,869	(5)	857	$16.70	8/20/18
	80,745	(3)	65,605	$7.31	8/17/21

Jeffrey Mathiesen	—	(5)	52,575	$7.31	8/17/21
	—	(5)	5,000	$8.56	11/1/21

(1)  Amount converted from Australian Dollars to U.S. Dollars using a conversion rate of A$1.00 to $1.0438.

(2)  This option vested as to 50% of the shares on November 29, 2010, the date of grant, and 25% on November 1, 2011, and the remaining 25% will vest on November 1, 2012.

(3)  This option vests as to 1/48th of the shares per month until fully vested.

(4)  Option fully vested as of December 31, 2011.

(5)  This option vests as to 25% of the shares on the first anniversary of the date of grant, and 1/48th of the shares per month thereafter until fully vested.

Change in Control Agreements

We have entered into change in control agreements with each of our named executive officers that will require us to provide compensation to them in the event of a change in control of our company.  Each agreement has a term that runs from its effective date through the later of (i) the five-year anniversary of the effective date or (ii) if a “change in control” occurs on or prior to the five-year anniversary, the one-year anniversary of the effective date of the change in control.  The agreements will be automatically extended for successive two-year periods until notice of non-renewal is given by either party at least 60 days prior to the end of the then-effective term.

Under the change in control agreements, “change in control” means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events: (i) subject to certain exceptions, any person or group’s acquisition, directly or indirectly, of more than 50% of the combined voting power of our outstanding securities other than by virtue of a merger, consolidation or similar transaction; (ii) the consummation of a merger, consolidation, or similar transaction involving our company and immediately after the consummation of such merger, consolidation or similar transaction, our stockholders immediately prior thereto do not directly own or beneficially own, either (A) outstanding voting securities representing more than 50% of the combined outstanding voting power of the surviving entity in such merger, consolidation or similar transaction; or (B) more than 50% of the combined outstanding voting power of the parent of the surviving entity in such merger, consolidation or similar transaction, in each case in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction; (iii) there is consummated a sale, lease, exclusive license or other disposition of all or substantially all of the consolidated assets of our company, other than a sale, lease, license or other disposition of all or substantially all of our consolidated assets to an entity, more than 50% of the combined voting power of the voting securities of which are owned by our stockholders in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction; or (iv) individuals who, on March 17, 2011, were members of our board of directors cease to constitute at least a majority of the members of our board, provided that if the appointment, election or nomination for election of any new board member was approved or recommended by a majority of the members of the board as of March 17, 2011, the board member will be treated as being a board member as of March 17, 2011.  Notwithstanding the foregoing, the term “change in control” will not include a sale of assets, merger or other transaction effected exclusively for the purpose of changing our domicile.

Our change in control agreement with David Rosa, our Chief Executive Officer, provides that, if a change in control occurs during the term of his agreement and if Mr. Rosa’s employment terminates anytime during the one year period after the effective date of the change in control and if such termination is involuntary at our initiative without cause or is due to a voluntary resignation for good reason, we will (1) pay in a lump sum his salary for 18 months and any other earned but unpaid compensation; (2) pay in a lump sum an amount equal to the incentive bonus payment received by Mr. Rosa for the fiscal year immediately preceding the fiscal year in which the termination occurs; and (3) provide healthcare benefits to him and his family for the shorter of (i) 18 months after his termination; or (ii) until the date Mr. Rosa is and/or Mr. Rosa’s covered dependents are eligible to receive group medical and/or dental insurance coverage by a subsequent employer.

We have also entered into change in control agreements with each of our named executive officers other than Mr. Rosa, which provide that if a change in control occurs during the term of the officer’s agreement and if the officer’s employment terminates anytime during the one year period after the effective date of the change in control and if such termination is involuntary at our initiative without cause or is due to a voluntary resignation for good reason, we will (1) pay in a lump sum such officer’s salary for 12 months and any other earned but unpaid compensation; (2) pay in a lump sum an amount equal to the incentive bonus payment received by such officer for the fiscal year immediately preceding the fiscal year in which the termination occurs; and (3) provide healthcare benefits to such officer and such officer’s family for the shorter of (i) 12 months after the termination; or (ii) until the date the officer is and/or the officer’s covered dependents are eligible to receive group medical and/or dental insurance coverage by a subsequent employer.

Additionally, if any named executive officer terminates employment with us (i) during the term of the officer’s change in control agreement due to a voluntary resignation for good reason or due to an involuntary termination of an officer’s employment by us without cause prior to a change in control and the expiration of the agreement’s term (provided that the officer reasonably demonstrates that such termination arose in connection with or in anticipation of a change in control); (ii) a change in control occurs within 90 days after the officer’s termination; and (iii) a change in control occurs within 90 days after the termination and occurs during the term of the officer’s change in control agreement, then we will provide our named executive officers the applicable payments and health benefits described above.

Under the change in control agreements “cause” for termination exists upon the occurrence of any of the following events, if such event results in a demonstrably harmful impact on our business or reputation: (i) such officer’s commission of any felony or any crime involving fraud, dishonesty or moral turpitude; (ii) such officer’s attempted commission of, or participation in, a fraud or act of dishonesty against us; (iii) such officer’s intentional, material violation of any contract or agreement between us and such officer or of any statutory duty owed to us; (iv) such officer’s unauthorized use or disclosure of our confidential information or trade secrets; or (v) such officer’s gross misconduct.

Each named executive officer may tender resignation for “good reason” after any of the following are undertaken without such officer’s written consent: (i) a significant diminution in officer’s employment role with us as in effect immediately prior to the effective date of the change in control; (ii) a greater than 5% aggregate reduction by us in the officer’s annual base salary, as in effect on the effective date of the change in control or as increased thereafter unless the reduction is pursuant to an across-the-board proportionate salary reduction for all officers, management-level and other salaried employees due to our financial condition, a greater than 10% aggregate reduction by us of the officer’s annual base salary will be required for “good reason” to exist; (iii) any failure by us to continue in effect any benefit plan or program, including fringe benefits, incentive plans and plans with respect to the receipt of our securities, in which the officer is participating immediately prior to the effective date of the change in control, or any action by us that would adversely affect the officer’s participation in or reduce his benefits under those benefit plans unless we offer a range of benefit plans and programs that, taken as a whole, is comparable to the benefit plans in effect in which the officer is participating immediately prior to the change in control; or (iv) a non-temporary relocation of the officer’s business office to a location more than 50 miles from the location at which the officer performs duties as of the effective date of the change in control, except for required travel by officer on our business to an extent substantially consistent with the officer’s business travel obligations prior to the change in control.

In addition to the payments described above, the change in control agreements with the named executive officers provide that if a change in control occurs while such officer is actively employed by us, such change in control will cause the immediate acceleration of the vesting of 100% of any unvested portion of any stock option awards held by the officer on the effective date of such change in control.

We will not make any of the payments described above unless: (i) the named executive officer signs a full release of any and all claims in favor of us; (ii) all applicable consideration periods and rescission periods have expired; and (iii) as of the dates we provide any payments to the named executive officer, the officer is in strict compliance with the terms of the applicable change in control agreement and any proprietary information agreement the officer has entered into with us.

Director Compensation

The following table sets forth certain information regarding compensation of each person who served as one of our non-employee directors during the fiscal year ended December 31, 2011.  During the fiscal years ended June 30, 2011 and December 31, 2011, we did not provide any separate compensation to our directors who were also employees.  Historically, our fiscal years consisted of 12-month periods ending June 30.  In September 2011, we changed our fiscal year to coincide with the calendar year.  As a result, June 30, 2011 was our last fiscal year to end on June 30, we had a six-month fiscal year that began on July 1, 2011 and ended on December 31, 2011, and all future fiscal years will begin on January 1 and end on December 31 of that year.

Name	Fiscal Year Ended	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Geoffrey Brooke	12/31/11	12,649	73,445	86,094

	6/30/11	—	—	—

Paul Buckman	12/31/11	25,963	76,626	102,589

	6/30/11	19,542	—	19,542

Nicholas Callinan	12/31/11	51,375	125,939	177,314

	6/30/11	103,234	—	103,234

Dr. Mark Harvey(2)	12/31/11	12,649	76,887	89,536

	6/30/11	—	—	—

Crispin Marsh(3)	12/31/11	8,129	73,445	81,574

	6/30/11	50,853	—	50,853

Donal O’Dwyer	12/31/11	12,649	73,445	86,094

	6/30/11	49,941	—	49,941

Gregory Waller(4)	12/31/11	21,042	74,784	95,826

	6/30/11	—	—	—

(1)  Represents the grant date fair value of the awards granted during the period computed in accordance with FASB ASC Topic 718. For a discussion of the relevant assumptions used to determine the valuation of our option awards for accounting purposes please refer to Note 3 to the Notes to Consolidated Financial Statements filed with the Original Filing.

(2)  Dr. Harvey became a director of our company in September 2011.

(3)  Mr. Marsh retired from our board of directors in September 2011.

(4)  Mr. Waller became a director of our company in August 2011.

All amounts for cash payments in the table above were converted from Australian Dollars to U.S. Dollars using the conversion rate in effect on the date of invoices submitted by the directors.

Pursuant to our director compensation policy approved by our stockholders in 2004, our non-employee directors were collectively entitled to receive a maximum of A$250,000 (approximately $260,946 based on a conversion rate of A$1 to $1.0438) in cash compensation for their service on our board of directors during the year ended June 30, 2011.  In August 2011, in accordance with the ASX Listing Rules, our stockholders approved an increase to the maximum aggregate cash amount payable to our directors to $500,000 per fiscal year.  Our board of directors has the authority to allocate up to the maximum aggregate compensation among the directors in its discretion.  For the fiscal year ended December 31, 2011, our board of directors paid each of our directors other than our Chairman and our directors affiliated with venture capital funds A$50,000 in equally quarterly installments.  Our Chairman was paid A$100,000 annually in equal quarterly installments.  We historically have not provided cash compensation to our directors affiliated with venture capital funds in connection with their service on our board.  However, effective October 1, 2011, we revised this policy so that our venture capital affiliated directors are compensated on the same basis as our other directors as described above.

Our board grants directors stock options or equity awards from time to time, but we do not have a policy of regularly granting of equity or equity-based awards to our directors.  All equity compensation awarded to our directors requires approval by our stockholders pursuant to the ASX Listing Rules.

During our six-month fiscal year ended December 31, 2011, we granted stock options to each of our non-employee directors.  The stock options granted to each of our non-employee directors other than Dr. Harvey and Mr. Waller have an exercise price of A$7.00 per share (or $7.31 per share using a conversion rate of A$1.00 to $1.0438), representing a 20% premium to the closing price for one of our CDIs on the date the board approved the option grant, have a 10-year term and vest in equal monthly installments over a four-year period.  Our stockholders approved these options grants at a special meeting held in August 2011.  Prior to these option grants, the last time we granted stock options to non-employee directors generally was in July 2008.  We also granted stock options to Mr. Waller and Dr. Harvey during our fiscal year ended December 31, 2011 in connection with their appointments to our board of directors in August and September 2011, respectively.  Each of these options has an exercise price of A$8.20 per share (or $8.56 per share using a conversion rate of A$1.00 to $1.0438), representing the closing price for one of our CDIs on the date the board approved the option grant, has a 10-year term and vests in equal monthly installments over a four-year period.  Our stockholders approved these options grants at our annual meeting held in November 2011.  Although we previously had a practice of granting stock options to our non-employee directors with a per share exercise price that was greater than the closing price of one of our CDIs on the date the board approved the option grant, which we believe is a typical practice for companies listed on the ASX, we intend to grant future stock options to our non-employee directors and other award recipients with exercise prices equal to the closing price of our common stock on the date of grant consistent with what we believe is common practice for public companies listed on a U.S. stock exchange.

As of December 31, 2011, each individual who served as a non-employee director during our fiscal year ended December 31, 2011 held options to purchase up to the aggregate number of shares of common stock indicated below:

•                  Dr. Brooke — 11,685 shares, 2,585 of which were unvested;

•                  Mr. Buckman — 11,685 shares, 2,191 of which were unvested;

•                  Mr. Callinan — 36,705 shares, 21,101 of which were unvested;

•                  Dr. Harvey — 11,685 shares, 731 of which were unvested;

•                  Mr. Marsh — 16,734 shares, 7,634 of which were unvested;

•                  Mr. O’Dwyer — 11,685 shares, 2,585 of which were unvested; and

•                  Mr. Waller — 11,685 shares, 974 of which were unvested.

Compensation Committee Interlocks and Insider Participation

The board members who served on our Remuneration and Nomination Committee during the fiscal year ended December 31, 2011 were Dr. Geoffrey Brooke, Paul Buckman, Nicholas Callinan and Dr. Mark Harvey. During the fiscal year ended December 31, 2011, no person who served as a member of our Remuneration and Nomination Committee was, during such period, an officer or employee of our company, or has ever been one of our officers, and no such person had any transaction with us required to be disclosed in “Certain Relationships and Related Transactions” below.  During the fiscal year ended December 31, 2011, (i) none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on our Remuneration and Nomination Committee; (ii) none of our executive officers served as a director of another entity, one of whose executive officers served on our Remuneration and Nomination Committee; and (iii) none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of our directors.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to our equity compensation plans:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	887,425	$10.67	132,431
Equity compensation plans not approved by security holders	—	n/a	—
Total	887,425	10.67	132,431

Beneficial Ownership of Directors and Executive Officers

The following table sets forth certain information with respect to the beneficial ownership of our outstanding common stock as of April 20, 2012 by (i) each of our named executive officers listed in the Summary Compensation Table above; (ii) each of our directors; and (iii) all of our executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge and subject to applicable community property laws, each of the stockholders listed below has sole voting and investment power as to the stock owned unless otherwise noted. The address for each of our directors and named executive officers is c/o Sunshine Heart, Inc., 12988 Valley View Road, Eden Prairie, Minnesota 55344.

Name of Beneficial Owner	Number of Shares		Percent(1)
Dr. Geoffrey Brooke	1,459,656	(2)	22.3%
Paul Buckman	3,652	(3)	*
Nicholas Callinan	53,149	(4)	*
Dr. Mark Harvey	1,879,709	(5)	28.2%
Jeffrey Mathiesen	35,118	(6)	*
Donal O’Dwyer	62,982	(7)	1.0%
Dr. William Peters	87,187	(8)	1.4%
David Rosa	94,678	(9)	1.5%
Gregory Waller	2,435	(10)	*
All directors, director nominees, named executive officers and other executive officers as a group (12 persons)	3,707,937	(11)	51.9%

*	Less than 1%.
(1)	Based on 6,276,538 shares outstanding as of April 20, 2012.
(2)

Includes 1,194,761 shares owned by GBS Bioventures II A/C and GBS Bioventures III A/C, which we collectively refer to as GBS; 3,985 shares subject to outstanding options exercisable within 60 days of April 20, 2012; and 260,910 shares subject to outstanding warrants held by GBS exercisable within 60 days of April 20, 2012. Dr. Brooke is a managing director of GBS Venture Partners Pty Ltd which manages GBS Bioventures II/AC. Dr. Brooke shares voting and investment power with another partner and may be deemed to be an indirect beneficial owner of the reported securities. Dr. Brooke disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest. This report shall not be deemed an admission that the reporting person is the beneficial owner of such securities for purposes of Section 16 or for any other purpose.

(3)	Includes 3,652 shares subject to outstanding options exercisable within 60 days of April 20, 2012.
(4)

Includes 29,647 shares owned by Beraleigh Pty Ltd. and 16,002 shares subject to outstanding options exercisable within 60 days of April 20, 2012; and 7,500 shares subject to outstanding warrants held by Beraleigh Pty Ltd. exercisable within 60 days of April 20, 2012.  Mr. Callinan is a director of Beraleigh Pty Ltd.

(5)

Includes 750 shares owned by Dr. Harvey’s pension fund, for which he has the power to make investment and voting decisions; 1,500,712 shares owned by venture capital funds affiliated with CM Capital; 376,786 outstanding warrants held by CM Capital and its affiliated funds exercisable within 60 days of April 20, 2012 and 1,461 shares subject to outstanding options exercisable within 60 days of April 20, 2012.  Dr. Harvey shares voting and investment power with other partners and may be deemed to be a beneficial owner of the reported securities. Dr. Harvey disclaims indirect beneficial ownership of the reported securities except to the extent of his pecuniary interest. This report shall not be deemed an admission that Dr. Harvey is the beneficial owner of such securities for purposes of Section 16 or for any other purpose.

(6)

Includes 11,875 shares held by UBS which is Mr. Mathiesen’s IRA account and 2,500 shares owned by Mr. Mathiesen.  Includes 16,430 shares subject to outstanding options exercisable within 60 days of April 20, 2012; and 4,313 shares acquirable on exercise of outstanding warrants exercisable within 60 days of April 20, 2012.

(7)

Includes 10,370 shares held by a family trust, for which Mr. O’Dwyer and his wife serve as a trustees, 38,791 shares held by a pension fund for which Mr. O’Dwyer and his wife jointly have the power to make investment and voting decisions and 686 shares owned by Mr. O’Dwyer. Includes 3,985 shares subject to outstanding options exercisable within 60 days of April 20, 2012; and 9,150 shares acquirable on exercise of outstanding warrants exercisable within 60 days of April 20, 2012.

(8)

Includes 7,250 shares owned by Dr. William Peters and Szigetvary Trustee Services Ltd as trustees to Peters JAM Trust; 35 shares owned by Dr. William Peters for the benefit of Ava Peters; 35 shares owned by Dr. William Peters for the benefit of Michael Peters; 53 owned by Dr. William Peters for the benefit of James Peters; 33,433 owned by Dr. William Peters and Apollo Trustees No. 1 Limited as trustees to Peters Apollo Trust; 3,441 shares acquirable upon exercise of outstanding warrants exercisable within 60 days of April 20, 2012; and 42,940 shares subject to outstanding options exercisable within 60 days of April 20, 2012.

(9)	Includes 1,000 shares owned by Mr. Rosa, and 93,677 shares subject to outstanding options exercisable within 60 days of April 20, 2012.
(10)	Includes 2,435 shares subject to outstanding options exercisable within 60 days of April 20, 2012.
(11)

Consists of (i) 2,833,887 shares beneficially owned by the current directors and executive officers; and (ii) 874,050 shares issuable upon exercise of outstanding options or warrants that are exercisable within 60 days of April 20, 2012.

Beneficial Owners of More than Five Percent of Our Common Stock

Based on information filed with the SEC, the ASX and provided to us by certain of our directors, the following table sets forth certain information with respect to the beneficial ownership of persons known by us to be beneficial owners of more than 5% of our common stock as of April 20, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC.

Name of Beneficial Owner	Number of Shares		Percent(1)
GBS Venture Partners Pty Ltd	1,455,671	(2)	22.3%
Funds affiliated with CM Capital	1,877,498	(3)	28.2%
Persons affiliated with Straus & Partners	653,059	(4)	10.1%
New Emerging Medical Opportunities Fund LP	406,250	(5)	6.4%

(1)  Based on 6,276,538 shares outstanding as of April 20, 2012.

(2)  Based upon Form 3 filed with the SEC on February 28, 2012.  Includes 1,194,761 shares beneficially owned by GBS Venture Partners Pty Ltd affiliates, and includes 260,910 shares acquirable upon exercise of outstanding warrants exercisable within 60 days of April 20, 2012. Dr. Geoffrey Brooke and Brigitte Smith of GBS Venture Partners Pty Ltd. hold voting and investment power with respect to these shares, and Dr. Brooke may be deemed an indirect beneficial owner of the reported securities.  Dr. Brooke disclaims indirect beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.  The address for GBS Venture Partners Pty Ltd is Harley House, Level 5, 71 Collins Street, Melbourne Vic 3000, Australia.

(3)  Based upon Form 3 filed with the SEC on February 28, 2012.  Includes 1,500,712 shares beneficially owned by CM Capital Investments Pty Ltd affiliates, and includes 376,786 shares acquirable upon exercise of outstanding warrants exercisable within 60 days of April 20, 2012.  Michel Begun, Andy Jane, Carrie Hillyard, Mark Gill and Dr. Mark Harvey are the partners of CM Capital Investments Pty Ltd and hold voting investment power with respect to these shares.  Dr. Harvey may be deemed to be a beneficial owner of the reported securities.  Dr. Harvey disclaims indirect beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.  The address for CM Capital is Level 9, 545 Queen Street, Brisbane QLD 4000, Australia.

(4)  Based upon Schedule 13G filed with the SEC on February 23, 2012.  The address for the filing person is 767 Third Avenue, 21st Floor, New York, NY 10017.  Straus Asset Management, L.L.C. reported shared voting and shared investment power with respect to 653,057 shares of our common stock.  Straus Healthcare Partners, L.P. reported shared voting and shared investment power with respect to 367,154 shares of our common stock.  Mr. Melville reported shared voting and shared investment power with respect to 653,057 shares of our common stock.

(5)  Based upon share registry provided to us by our transfer agent, Link Market Services Limited. Includes 93,750 shares subject to outstanding warrants. Jérôme G.P Fund, Director and CEO of Sectoral Asset Management holds investment and voting power over these shares as investment manager for New Emerging Medical Opportunities Fund LP.  The address for New Emerging Medical Opportunities Fund LP is 1000 Sherbrooke St. West, #2120, Montreal, QC Canada H3A 3G4.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence

Director Independence

For information regarding director independence, please refer to Item 10 under the section titled “Information Regarding the Board of Directors and Corporate Governance—Director Independence.”

Related Party Transactions

Since the beginning of our last fiscal year, we have entered into the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates of our directors, executive officers and five percent stockholders:

In February 2012, we sold 62,500 shares of our common stock and warrants to purchase 18,750 shares of our common stock to Funds affiliated with Straus & Partners for an aggregate purchase price of A$500,000 as part of a private placement. Funds affiliated with Straus & Partners beneficially own more than 5% of our common stock.

In September 2011, we sold 14,375 shares of our common stock and warrants to purchase shares of our common stock to Jeffrey Mathiesen, our Chief Financial Officer, at the price of A$8.00 per unit as part of a private placement.

In September 2011, we sold 125,000 shares of our common stock and warrants to purchase shares of our common stock to funds affiliated with CM Capital at the price of A$8.00 per unit as part of a private placement.  Funds affiliated with CM Capital beneficially own more than 5% of our common stock and Dr. Mark Harvey, one of our directors, is a partner of CM Capital.

In August, 2011, we entered into indemnification agreements with each of our directors and executive officers that provide, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf.

We are party to an agreement with WSP Trading Limited pursuant to which WSP Trading Limited performs technical and medical advisory services for us and we pay WSP A$283,272 annually effective as of January 1, 2012.  This agreement requires that Dr. William Peters serve as our Medical Director and Chief Technical Officer.  We make payments to WSP rather than to Dr. Peters directly for Dr. Peters’ services to our company as Medical Director and Chief Technical Officer.  Dr. Peters is a director of our company and WSP, and Dr. Peters owns all of the equity of WSP.

Item 14.                                                  Principal Accounting Fees and Services

Ernst & Young LLP served as our independent auditor for our two most recently completed fiscal years ended December 31, 2011 and June 30, 2011.  The following table presents fees for professional audit services for the audit of our annual consolidated financial statements for those fiscal years, as well as fees for review of our interim consolidated financial statements for those fiscal years and for all other services performed those fiscal years by Ernst & Young LLP.

	FY Ended 12/31/11	FY Ended 6/30/11
Audit Fees(1)	$317,500	$125,574
Audit-Related Fees	—	—
Tax Fees(2)	24,595	75,602
All Other Fees	—	—
Total	$342,095	$201,176

(1)         Fees for audit services relating to our fiscal year ended June 30, 2011 totaled $125,574, including fees associated with the fiscal year ending June 30, 2011 audit and half yearly report ending December 31, 2010, which were filed with the ASX.  Fees for audit services relating to our fiscal year ended December 31, 2011 totaled $317,500, including fees associated with (i) the fiscal year ended December 31, 2010 and 2009 audits and review of quarterly financial statements included in our Form 10 filed with the SEC and (ii) the fiscal year ending December 31, 2011 audit (Form 10-K) and review of the Company’s quarterly reports on Form 10-Q.

(2)         Fees for tax services consist of the aggregate fees billed in each of the fiscal years presented for professional services rendered for tax compliance, tax advice and tax planning. Such fees primarily related to federal and state tax compliance and planning.

Auditor Services Pre-Approval Policy

The audit committee has adopted an auditor services pre-approval policy applicable to services performed for us by our independent auditor.  In accordance with this policy, the audit committee’s practice is to approve all auditing services and permitted non-audit services to be provided by the independent auditor during the year.  The committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services.  Any pre-approvals granted pursuant to delegated authority must be reported to the audit committee at its next regular meeting.

Our audit committee has determined that the provision of the non-audit services described in the table above was compatible with maintaining the independence of our independent auditor.  The audit committee reviews each non-audit service to be provided and assesses the impact of the service on the auditor’s independence.

PART IV

Item 15.                                                  Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Amendment to our Annual Report on Form 10-K:

(a)                                 Financial Statements: Previously included in the Original Filing.

(b)                                 Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto included in the Original Filing.

(c)                                  Exhibits: See the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2012		SUNSHINE HEART, INC.

	By:	/s/ David Rosa
David Rosa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ David Rosa	President, Chief Executive Officer and Director	April 30, 2012
	David Rosa	(principal executive officer)

	/s/ Jeffrey Mathiesen	Chief Financial Officer	April 30, 2012
	Jeffrey Mathiesen	(principal financial and accounting officer)

	*	Director	April 30, 2012
Paul Buckman

	*	Director	April 30, 2012
Dr. Geoffrey Brooke

	*	Director	April 30, 2012
Nicholas Callinan

	*	Director	April 30, 2012
Mark Harvey, M.D.

	*	Director	April 30, 2012
William Peters, M.D.

	*	Director	April 30, 2012
Donal O’Dwyer

	*	Director	April 30, 2012
Gregory Waller

*/s/ Jeffrey Mathiesen
By:	Jeffrey Mathiesen
Agent and attorney-in-fact

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended.	10	001-35312	February 1, 2012	3.1
3.2	Amended and Restated Bylaws.	10	001-35312	September 30, 2011	3.2
10.1	Form of Indemnity Agreement between the registrant and each of its officers and directors.*	10	001-35312	September 30, 2011	10.1
10.2	Sunshine Heart, Inc. Amended and Restated 2002 Stock Plan.*	10	001-35312	December 16, 2011	10.2
10.3	Form of Notice of Stock Option Grant and Option Agreement for Amended and Restated 2002 Stock Plan.*	10	001-35312	September 30, 2011	10.3
10.4	Amended and Restated Sunshine Heart, Inc. 2011 Equity Incentive Plan.*	10	001-35312	December 16, 2011	10.4
10.5	Form of Stock Option Grant Notice and Option Agreement for 2011 Equity Incentive Plan.*	10	001-35312	September 30, 2011	10.5
10.6	Form of Senior Management Stock Option Grant Notice and Option Agreement for 2011 Equity Incentive Plan.*	10	001-35312	September 30, 2011	10.6
10.7	Form of Change in Control Agreement for the registrant’s executive officers.*	10	001-35312	December 16, 2011	10.7
10.8	Form of Warrant to Purchase Common Stock issued to investors pursuant to Securities Purchase Agreement dated September 15, 2010.	10	001-35312	September 30, 2011	10.8
10.9	Form of Warrant to Purchase Common Stock issued to Summer Street Research Partners.	10	001-35312	September 30, 2011	10.9
10.10	Form of Securities Purchase Agreement, dated July 21, 2011, between the registrant and the purchasers party thereto.	10	001-35312	September 30, 2011	10.10
10.11	First Amendment to Securities Purchase Agreement dated July 21, 2011.	10	001-35312	September 30, 2011	10.11
10.12	Form of Warrant to Purchase Common Stock issued to investors pursuant to Securities Purchase Agreement dated July 21, 2011.	10	001-35312	September 30, 2011	10.12
10.13	Form of Warrant to Purchase Common Stock issued to Matthew Dormer and Summer Street Research Partners.	10	001-35312	September 30, 2011	10.13
10.14	Employment Agreement, dated November 1, 2009, by and between the registrant and David A. Rosa.*	10	001-35312	September 30, 2011	10.14

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.15	Letter Agreement, dated August 3, 2004, between the registrant and WSP Trading Limited.*	10	001-35312	September 30, 2011	10.15
10.16	Lease Agreement, dated September 15, 2010, by and between the registrant and CSM Properties, Inc.	10	001-35312	September 30, 2011	10.16
10.17	License, Supply & Manufacturing Agreement, dated April 26, 2010, by and between the registrant and DSM PTG, Inc.#	10	001-35312	February 14, 2012	10.17
10.18	Lease Agreement, dated October 21, 2011, by and between the registrant and Silver Prairie Crossroads, LLC.	10	001-35312	December 16, 2011	10.18
10.19	Form of Securities Purchase Agreement, dated February 6, 2012.	10	001-35312	February 8, 2012	10.19
10.20	Form of Warrant to Purchase Common Stock issued to investors pursuant to Securities Purchase Agreement dated February 6, 2012.	10	001-35312	February 8, 2012	10.20
10.21	Form of Warrant to Purchase Common Stock issued to Summer Street Research Partners and registered representatives on February 8, 2012.	10-K	001-35312	March 23, 2012	10.21
21	Subsidiaries of the registrant.	10	001-35312	September 30, 2011	21
24	Power of Attorney	10-K	001-35312	March 23, 2012	24
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X