Form 10-K/A
period 2011-12-31
Sunshine Heart, Inc.
filed 2012-07-17
CIK 1506492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends the Annual Report on Form 10-K of Sunshine Heart, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2011 that was filed with the Securities and Exchange Commission (“SEC”) on March 23, 2012 (the “Original Filing”), as subsequently amended by Amendment No. 1 to Form 10-K filed on Form 10-K/A filed with the SEC on April 30, 2012 (“Amendment No. 1”).  This Amendment No. 2 is being filed to correct certain errors in the executive compensation data that was reported in the table titled “Summary Compensation Table,” under the columns titled “Option Awards” and “Total” with respect to the Company’s Chief Executive Officer and Chief Financial Officer, in Item 11 of Part III in Amendment No. 1.  This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Item 11 of Amendment No. 1 is hereby amended and restated in its entirety, and Part IV, Item 15 of Amendment No. 1 is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.1, 31.2 and 32.1 filed herewith and related footnotes.  This Amendment No. 2 does not amend or otherwise update any other information in the Original Filing or Amendment No. 1, and the items that are unaffected by this Amendment No. 2 are not included herein.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1, and with our filings with the SEC subsequent to the Original Filing.

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

Name and Principal Position	Fiscal Year Ended	Salary ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		Total ($)

David Rosa	12/31/11	156,550		1,473,358	79,825		1,709,733
Chief Executive Officer	6/30/11	280,000		47,146	70,000		397,146

William Peters, MD (3)	12/31/11	143,542	(4)	529,493	28,663	(4)	701,698
Chief Medical Officer	6/30/11	275,433	(4)	—	—		275,433

Jeffrey Mathiesen (5)	12/31/11	106,667		377,666	44,000		528,333
Chief Financial Officer	6/30/11	59,879		—	—		59,879

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

Historically, Mr. Rosa has been awarded incentive compensation based on performance and milestones achieved during calendar years despite the fact that, until September 2011, our fiscal years ended on June 30.  For Mr. Rosa, the material performance measures and milestones for calendar year 2010 related to development projects, relocation of our headquarters to Eden Prairie, Minnesota, development of a minimally invasive procedure to implant our product, and building our executive management team.  The material performance measures and milestones for calendar year 2011 related to successful completion of our feasibility trial and progress on our planned pivotal trial, continued financing of our operations and product development.  Until our fiscal year beginning July 1, 2010, we historically awarded our employees based in Australia and New Zealand, including Dr. Peters, incentive compensation based on performance and milestones achieved during our fiscal years, which ended on June 30.  Our fiscal years historically ended on June 30 (until we changed our fiscal year end in September 2011) because our operations previously were based in Australia, where a June 30 fiscal year end is more typical than in the United States due to the different seasons in the Southern Hemisphere (i.e., where June 30 falls in winter similar to December 31 falling in winter in the Northern Hemisphere).  As we began establishing operations in the United States, we provided incentive compensation to our U.S.-based employees on a calendar year basis because we believed doing so was typical for U.S.-based companies.

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

Salaries of Other Named Executive Officers

Our board determined the salary for Mr. Mathiesen pursuant to negotiations with Mr. Mathiesen in connection with his hiring in March 2011. Our board determined Dr. Peters’ salary in effect during our fiscal years ended June 30, 2011 and December 31, 2011 primarily based on the salary recommendation our Chief Executive Officer made at the beginning of our fiscal year ended June 30, 2011.  Historically, up to our fiscal year beginning July 1, 2011, we awarded our employees based in Australia and New Zealand, including Dr. Peters, salary increases effective at the beginning of our fiscal years.  Our Chief Executive Officer made his salary recommendation for Dr. Peters based on his subjective evaluation of our product development and clinical progress as of the beginning of our fiscal year ended June 30, 2011. Effective for our fiscal year beginning January 1, 2012 and ending December 31, 2012, our board decided to make annual adjustments to employees’ salaries, regardless of location, effective at the beginning of each calendar year (which, beginning in 2012, will coincide with our fiscal year).  As part of this transition of our compensation practices, we deferred salary adjustments that our employees based in Australia and New Zealand otherwise would have received effective July 1, 2011 to be effective as of January 1, 2012.  Dr. Peters therefore was not awarded a salary increase during the periods covered by the Summary Compensation Table in connection with this transition in our compensation practices.

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

Our Chief Executive Officer’s evaluation of salaries for persons occupying similar positions at other small public medical device companies is based on his general industry knowledge and consultation of proxy statements filed by U.S. publicly traded companies with the SEC.  Our Chief Executive Officer uses this market information to help determine whether the salaries he recommends for our other named executive officers are, in his opinion, significantly above or below the salaries of persons occupying similar positions at the companies consulted and that any variations to what the Chief Executive Officer considers to be a “market” salary are in his opinion justified.  Historically, our Chief Executive Officer has not targeted compensation at a specified point relative to the market information he has gathered or used studies or compilations of information prepared by third parties to evaluate salaries paid by our competitors. Our Chief Executive Officer’s evaluation of our company’s performance is a subjective evaluation of our progress toward commercializing our product and meeting our business plan. As of January 1, 2012, salaries for our named executive officers were as follows: Mr. Rosa — $319,300; Dr. Peters – A$283,272; Mr. Mathiesen – $226,600. Future adjustments to the salaries for our named executive officers will be made using the process described above.

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

Our change in control agreement with David Rosa, our Chief Executive Officer, provides that, if a change in control occurs during the term of his agreement and if Mr. Rosa’s employment terminates anytime during the one year period after the effective date of the change in control and if such termination is involuntary at our initiative without cause or is due to a voluntary resignation for good reason, we will (1) pay in a lump sum his salary for 18 months and any other earned but unpaid compensation; (2) pay in a lump sum an amount equal to the incentive bonus payment received by Mr. Rosa for the fiscal year immediately preceding the fiscal year in which the termination occurs; and (3) provide health care benefits to him and his family for the shorter of (i) 18 months after his termination; or (ii) until the date Mr. Rosa is and/or Mr. Rosa’s covered dependents are eligible to receive group medical and/or dental insurance coverage by a subsequent employer.

We have also entered into change in control agreements with each of our named executive officers other than Mr. Rosa, which provide that if a change in control occurs during the term of the officer’s agreement and if the officer’s employment terminates anytime during the one year period after the effective date of the change in control and if such termination is involuntary at our initiative without cause or is due to a voluntary resignation for good reason, we will (1) pay in a lump sum such officer’s salary for 12 months and any other earned but unpaid compensation; (2) pay in a lump sum an amount equal to the incentive bonus payment received by such officer for the fiscal year immediately preceding the fiscal year in which the termination occurs; and (3) provide health care benefits to such officer and such officer’s family for the shorter of (i) 12 months after the termination; or (ii) until the date the officer is and/or the officer’s covered dependents are eligible to receive group medical and/or dental insurance coverage by a subsequent employer.

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

Name	Fiscal Year Ended	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Geoffrey Brooke(2)	12/31/11	12,649	73,445	86,094
	6/30/11	—	—	—

Paul Buckman	12/31/11	25,963	76,626	102,589
	6/30/11	19,542	—	19,542

Nicholas Callinan	12/31/11	51,375	125,939	177,314
	6/30/11	103,234	—	103,234

Dr. Mark Harvey(3)	12/31/11	12,649	76,887	89,536
	6/30/11	—	—	—

Crispin Marsh(4)	12/31/11	8,129	73,445	81,574
	6/30/11	50,853	—	50,853

Donal O’Dwyer	12/31/11	12,649	73,445	86,094
	6/30/11	49,941	—	49,941

Gregory Waller(5)	12/31/11	21,042	74,784	95,826
	6/30/11	—	—	—

(1)   Represents the grant date fair value of the awards granted during the period computed in accordance with FASB ASC Topic 718. For a discussion of the relevant assumptions used to determine the valuation of our option awards for accounting purposes please refer to Note 3 to the Notes to Consolidated Financial Statements filed with the Original Filing.

(2)   Dr. Brooke is required to transfer the compensation he receives for service on the board of directors to venture capital funds affiliated with GBS Venture Partners.

(3)   Dr. Harvey became a director of our company in September 2011.

(4)   Mr. Marsh retired from our board of directors in September 2011.

(5)   Mr. Waller became a director of our company in August 2011.

All amounts for cash payments in the table above were converted from Australian Dollars to U.S. Dollars using the conversion rate in effect on the date of invoices submitted by the directors.

Pursuant to our director compensation policy approved by our stockholders in 2004, our non-employee directors were collectively entitled to receive a maximum of A$250,000 (approximately $260,946 based on a conversion rate of A$1 to $1.0438) in cash compensation for their service on our board of directors during the year ended June 30, 2011.  In August 2011, in accordance with the ASX Listing Rules, our stockholders approved an increase to the maximum aggregate cash amount payable to our directors to $500,000 per fiscal year.  Our board of directors has the authority to allocate up to the maximum aggregate compensation among the directors in its discretion.  For the fiscal year ended December 31, 2011, our board of directors paid each of our directors other than our Chairman and our directors affiliated with venture capital funds A$50,000 in equal quarterly installments.  Our Chairman was paid A$100,000 annually in equal quarterly installments.  We historically have not provided cash compensation to our directors affiliated with venture capital funds in connection with their service on our board.  However, effective October 1, 2011, we revised this policy so that our venture capital affiliated directors are compensated on the same basis as our other directors as described above.

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

•                  Mr. Buckman —11,685 shares, 2,191 of which were unvested;

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

PART IV

Item 15.                                                    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Amendment No. 2 to our Annual Report on Form 10-K:

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

SUNSHINE HEART, INC.

Dated: July 17, 2012	By:	/s/ David Rosa
David Rosa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Rosa	President, Chief Executive Officer and Director	July 17, 2012
David Rosa	(principal executive officer)

/s/ Jeffrey Mathiesen	Chief Financial Officer	July 17, 2012
Jeffrey Mathiesen	(principal financial and accounting officer)

*	Director	July 17, 2012
Paul Buckman

*	Director	July 17, 2012
Dr. Geoffrey Brooke

*	Director	July 17, 2012
Nicholas Callinan

*	Director	July 17, 2012
Mark Harvey, M.D.

*	Director	July 17, 2012
William Peters, M.D.

*	Director	July 17, 2012
Donal O’Dwyer

*	Director	July 17, 2012
Gregory Waller

/s/ Jeffrey Mathiesen
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