Form 10-Q
period 2013-03-31
Sunshine Heart, Inc.
filed 2013-05-14
CIK 1506492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the Company’s Common Stock on May 9, 2013 was 12,384,867.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNSHINE HEART, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Current assets
Cash and cash equivalents	$10,970	$14,224
Other current assets	504	333
Total current assets	11,474	14,557
Property, plant and equipment, net	448	479
TOTAL ASSETS	$11,922	$15,036

Current liabilities
Accounts payable	$1,584	$1,156
Accrued salaries, wages, and other compensation	435	931
Total current liabilities	2,019	2,087
Total liabilities	2,019	2,087

Commitments and contingencies	—	—

Stockholders’ equity
Preferred Stock as of March 31, 2013 and December 31, 2012, par value $0.0001; per share; authorized 40,000,000 shares	—	—
Common stock as of March 31, 2013 and December 31, 2012, par value $0.0001 per share; authorized 100,000,000 shares: issued and outstanding 9,509,867 and 9,282,724 shares, respectively	1	1
Additional paid-in capital	92,378	91,017
Accumulated other comprehensive loss:
Foreign currency translation adjustment	1,177	1,185
Accumulated deficit	(83,653)	(79,254)
Total stockholders’ equity	9,903	12,949
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,922	$15,036

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Net sales	$—	$—

Operating expenses
Selling, general and administrative	1,976	1,940
Research and development	2,426	2,166
Total operating expenses	4,402	4,106
Loss from operations	(4,402)	(4,106)
Interest income	3	25
Loss before income taxes	(4,399)	(4,081)
Income tax benefit	—	—
Net loss	$(4,399)	$(4,081)

Basic and diluted loss per share	$(0.47)	$(0.66)

Weighted average shares outstanding — basic and diluted	9,417	6,169

Comprehensive loss	$(4,407)	$(4,027)

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2013	2012
Net loss	$(4,399)	$(4,081)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	40	31
Loss on disposal of plant and equipment	—	63
Stock-based compensation expense	367	318
Amortization of warrants for service agreements	120	—
Changes in assets and liabilities
Other current assets	(171)	(299)
Accounts payable and accrued expenses	(71)	(800)
Net cash used in operations	(4,114)	(4,768)
Cash flows used in investing activities:
Purchases of property and equipment	(9)	(89)
Net cash used in investing activities	(9)	(89)
Cash flows provided by financing activities:
Net proceeds from the sale of common stock	874	2,061
Net cash provided by financing activities	874	2,061
Effect of exchange rate changes in cash	(5)	65
Net decrease in cash and cash equivalents	(3,254)	(2,731)
Cash and cash equivalents - beginning of period	14,224	6,563
CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,970	$3,832

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1 - Nature of Business and Significant Accounting Policies

Nature of Business:  Sunshine Heart (“we” or the “Company”) was founded in November 1999 and incorporated in Delaware in August 2002. The Company’s headquarters are located in Eden Prairie, MN and the Company also has a wholly owned subsidiary, Sunshine Heart Company Pty Ltd, located in Clontarf, New South Wales, Australia. We are a medical device company developing innovative technologies for cardiac and coronary disease. The Company’s primary product, the C-Pulse® Heart Assist System, or C-Pulse Heart System, is an implantable, non-blood contacting, heart assist therapy for the treatment of moderate to severe heart failure, which can be implanted using a minimally invasive procedure. The C-Pulse Heart System is designed to relieve the symptoms of heart failure through the use of counterpulsation technology by enabling an increase in cardiac function, an increase in coronary blood flow, and a reduction in the heart’s pumping load. The Company received approval from the U.S. Food and Drug Administration, or FDA, to conduct a U.S. pivotal clinical trial with the C-Pulse Heart System. Our shares of common stock in the form of CHESS Depositary Interests, or CDIs, were publicly traded in Australia on the Australian Securities Exchange, or ASX, from September 2004 until our delisting on the ASX, effective May 6, 2013.

Going Concern: The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern.

During the years ended December 31, 2012 and 2011 and through March 31, 2013, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At December 31, 2012, we had an accumulated deficit of $79,254 and we expect to incur losses for the foreseeable future. To date, the Company has been funded by private and public equity financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

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

Unaudited Interim Consolidated Financial Information:  The interim balance sheet as of March 31, 2013 and statements of operations and cash flows for the three months ended March 31, 2013 and 2012 and related interim information contained in the notes to these financial statements are unaudited.  The accompanying condensed consolidated financial statements have been prepared in accordance with Regulation S-X of the Securities Act of 1933, as amended.  In the opinion of management, such unaudited interim consolidated information has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and includes all adjustments consisting of normal recurring accruals necessary for the fair presentation of this interim information when read in conjunction with the audited financial statements and notes thereto.  Certain information and disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that disclosures are adequate to make information presented not misleading.  Results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other interim period or for any other future year.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss per Share: Basic net loss attributable to common stockholders, on a per share basis, is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share, or EPS, is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and computed in accordance with the treasury stock method. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. Shares reserved for outstanding stock warrants and options totaling 2,746,497 and 1,961,633 for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those periods.

Fair Value of Financial Instruments:  Our financial instruments consist of cash, accounts payable and accrued liabilities. We believe that the carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities.

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

Recent Accounting Pronouncements:  In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), which became effective for us in 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in financial statements. It does not amend any existing requirements for reporting net income or OCI in financial statements. The implementation of the guidance did not have a material impact on our consolidated financial statements.

Note 2 — Equity

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

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 80,257 shares of our common stock as a commitment fee (the “Commitment Shares”). The Purchase Agreement provides that we may not issue and sell more than 1,856,616 shares, or 19.99% of the Company’s outstanding shares as of January 15, 2013.

As of March 31, 2013, we have sold 146,886 shares of common stock to Aspire Capital pursuant to the Purchase Agreement and, including the Commitment Shares, an aggregate of 227,143 shares of common stock have been issued to Aspire Capital pursuant to the Purchase Agreement.

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

Stock-Based Compensation

The Company recognizes all share-based payments, including grants of stock options and compensatory employee stock purchase plans, in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $227 and $140 of related compensation expense to selling, general and administrative expense and research and development expense, respectively, for the three months ended March 31, 2013, as compared to $206 and $112, respectively, of related compensation expense for the three months ended March 31, 2012. As of March 31, 2013, a total of $3,904 of unrecognized compensation costs related to non-vested stock option awards was outstanding and is expected to be recognized within the next 3.8 fiscal years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations.  The current forfeiture rate is based on a reasonable estimate by management.  Expected dividend yield is based upon the Company’s historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the options.  The expected term is based on estimates regarding projected employee stock option exercise behavior.  Options for 39,700 shares were granted during the three months ended March 31, 2013, and the weighted average fair value of these options was $185, determined using an expected dividend yield of 0%, an expected stock price volatility of 99%, a risk-free interest rate of 1.3% and expected option lives of 5 years.  Options for 29,375 shares were granted during the three months ended March 31, 2012, and the weighted average fair value of these options was $173, determined using an expected dividend yield of 0%, an expected stock price volatility of 98.5%, a risk-free interest rate of 1.38% and expected option lives of 6.5 years.

The Company’s stock options generally vest over four years of service and have a contractual life of 10 years.  We have 769,650 shares authorized for grant under our Amended and Restated 2011 Equity Incentive Plan.

Warrants

Warrants to purchase 1,633,253 shares of common stock were outstanding at March 31, 2013 and December 31, 2012.

Note 3 - Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment were as follows:

	March 31, 2013	December 31, 2012

Office Furniture & Fixtures	$102	102
Leasehold Improvements	145	145
Software	13	12
Production Equipment	425	425
Computer Equipment	126	118
Total	811	802
Accumulated Depreciation	(363)	(323)
	$448	$479

Depreciation expense for the three months ended March 31, 2013 and 2012 was $40 and $31, respectively.

Note 4 — Subsequent Event

Public Offering

On April 16, 2013 we sold 2,875,000 shares of common stock in a public offering at $5.25 per share including 375,000 shares of common stock pursuant to the exercise of the over-allotment option by our underwriters.  Proceeds in the public offering and exercise of the over-allotment option, net of transaction costs were $14,000 in the aggregate.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our subsequent filings with the U.S. Securities and Exchange Commission.

Overview

We are a medical device company developing innovative technologies for cardiac and coronary disease.  The Company’s primary product, the C-Pulse® Heart Assist System (the “C-Pulse System”), is an implantable, non-blood contacting, heart assist therapy for the treatment of moderate to severe heart failure, which can be implanted using a minimally invasive procedure.  The C-Pulse System is designed to relieve the symptoms of heart failure through the use of counterpulsation technology by enabling an increase in cardiac function, an increase in coronary blood flow, and a reduction in the heart’s pumping load.

We are in the process of obtaining regulatory approvals necessary to sell our system in the United States while also gathering additional clinical data in Europe.  We completed enrollment of our North American feasibility clinical trial in the first half of 2011.  In November 2011, we announced the preliminary results of the six-month follow-up period for the feasibility study and we submitted the clinical data to the FDA.  In March 2012, the FDA notified us that it completed its review of the C-Pulse System feasibility trial data, concluded we met the applicable agency requirements, and indicated that we can move forward with an investigational device exemption application.  In November 2012, the FDA provided us with unconditional approval to initiate a pivotal trial.  We currently anticipate that enrollment of our pivotal trial will begin during the second quarter of 2013.

We obtained CE Mark approval for the C-Pulse System in July 2012 and have taken initial steps to evaluate the market potential for our system in targeted countries that accept the CE Mark in anticipation of commencing commercial sales.  In order to gain additional clinical data and support reimbursement in Europe, we have initiated a post-market trial in Europe that will evaluate endpoints similar to those for our U.S. pivotal trial and expect that enrollment under this trial will commence in the second quarter of 2013.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), which became effective for us in 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in financial statements. It does not amend any existing requirements for reporting net income or OCI in financial statements. The implementation of the guidance did not have a material impact on our consolidated financial statements.

Financial Overview

We are an early-stage medical device company focused on developing, manufacturing and commercializing our C-Pulse Heart System for treatment of Class III and ambulatory Class IV heart failure.  Our activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical trials.  At March 31, 2013, we had an accumulated deficit of $83.7 million and we expect to incur losses for the foreseeable future. To date, we have been funded by private and public equity financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Revenue

Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase (Decrease)	% Change
$—	$—	$—	N/A

Sales of the C-Pulse Heart System to hospitals and clinics under contract in conjunction with our North American FDA clinical trials historically have generated all of our revenue.  We did not sell our C-Pulse Heart System device in the three month periods ended March 31, 2013 or 2012, as we completed enrollment in our feasibility trial in early 2011 and have not yet commenced enrollment in our pivotal clinical trial.  We expect our revenue will be minimal until we begin enrolling patients in our North American pivotal clinical trial and initiate trials in select countries in Europe, both expected to commence in the second quarter of 2013.

Research and Development Expense

Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase (Decrease)	% Change
$2,426,000	$2,166,000	$260,000	12.0%

Our increase in research and development expense for the first quarter 2013 compared to the prior year’s period resulted primarily from increased personnel and infrastructure to support our clinical trials in North America and Europe.  We expect our research and development expense will continue to be above prior year levels throughout 2013 as we add personnel to support our clinical trials and pursue our development efforts.

Selling, General and Administrative Expense

Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase (Decrease)	% Change
$1,976,000	$1,940,000	$36,000	1.9%

Our selling, general and administrative expense for the three months ended March 31, 2013 was relatively flat compared to the prior year.  The increase is attributed to increased non-cash stock-based compensation expense as well as increased infrastructure expenses to support our anticipated growth.  We expect our selling, general and administrative expense will continue to be above comparable prior year period levels in future periods as a result of the infrastructure recently put in place to support our growth.

Interest Income

Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase (Decrease)	% Change
$3,000	$25,000	$(22,000)	(88.0)%

Our decrease in interest income for the first quarter 2013 compared to the prior year was primarily caused by decreased cash balances held in Australia , where higher interest rates  are earned on deposits, during the first quarter of 2013 as compared to 2012.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through a series of equity issuances, including the issuance of common shares in the form of CDIs for net proceeds of $0.9 million and $2.1 million in the first quarters of 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, cash and cash equivalents were $11.0 million and $14.2 million, respectively.

We believe, based on our current operating plan, that the net proceeds of approximately $14 million from the sale of stock on April 16, 2013 as well as the proceeds from the sale of stock to Aspire Capital, if completed in its entirety, and our cash balances and cash generated from our clinical trials will be sufficient to meet our anticipated cash requirements for at least the next 12 months, however, we will require additional funding to complete our pivotal trial.  From time to time we may seek to sell additional equity or convertible debt securities or enter into credit facilities.  The sale of additional equity, debt, or convertible debt securities may result in dilution to our stockholders.  If we raise additional funds through the issuance of debt, convertible debt or enter into credit facilities, these securities and debt holders could have rights senior to those of our common stock, and this debt could contain covenants that would restrict our operations and would require us to use cash for debt service rather than our operations.  We may require additional capital beyond our currently forecasted amounts.  Although we have successfully financed our operations through the issuance of common stock and warrants to date, any such required additional capital may not be available to us on acceptable terms, or at all.

Cash Flows from Operating Activities

Net cash used in operating activities was $4.1 million and $4.8 million in the first quarter 2013 and 2012, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $9,000 and $89,000 in the first quarter 2013 and 2012, respectively. The majority of cash used in investing activities in first quarter 2012 was for leasehold improvements, furniture and equipment associated with the relocation of our headquarters in January 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.9 million and $2.1 million in the first quarter 2013 and 2012, respectively. Net cash provided by financing activities was attributable to proceeds from sales of our common stock.

Capital Resource Requirements

As of March 31, 2012, we did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Forward-Looking Statements and Risk Factors

Certain statements in this report are forward-looking statements that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations with respect to product development and commercialization efforts, results of clinical trials, timing of regulatory filings and approvals, regulatory acceptance of our filings, research and development activities, ultimate clinical outcomes and benefits of our products to patients, market and physician acceptance of the products, intellectual property protection, and potentially competitive product offerings. The risk factors described in our filings with the U.S. Securities and Exchange Commission (the “SEC”) could cause actual events to adversely differ from the expectations indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. Sunshine Heart does not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Sunshine Heart may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of the C-Pulse Heart System, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.  We may update our risk factors from time to time.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Date: May 14, 2013		Sunshine Heart, Inc.

	By:	/s/ David A. Rosa
David A. Rosa
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer and Secretary
(Principal financial officer and principal accounting officer)

Exhibit Index

Sunshine Heart, Inc.

Form 10-Q for Quarter Ended March 31, 2013

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