Form 10-Q
period 2013-06-30
Sunshine Heart, Inc.
filed 2013-08-08
CIK 1506492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35312

SUNSHINE HEART, INC.

Delaware	No. 68-0533453
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

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

The number of shares outstanding of the Company’s common stock on August 5, 2013 was 12,384,890.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNSHINE HEART, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Current assets
Cash and cash equivalents	$21,526	$14,224
Other current assets	704	333
Total current assets	22,230	14,557
Property, plant and equipment, net	413	479
TOTAL ASSETS	$22,643	$15,036

Current liabilities
Accounts payable	$1,324	$1,156
Accrued salaries, wages, and other compensation	926	931
Total current liabilities	2,250	2,087
Total liabilities	2,250	2,087

Commitments and contingencies	—	—

Stockholders’ equity
Preferred Stock as of June 30, 2013 and December 31, 2012, par value $0.0001; per share; authorized 40,000,000 shares	—	—
Common stock as of June 30, 2013 and December 31, 2012, par value $0.0001 per share; authorized 100,000,000 shares: issued and outstanding 12,384,867 and 9,282,724 shares, respectively	1	1
Additional paid-in capital	107,005	91,017
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,260	1,185
Accumulated deficit	(87,873)	(79,254)
Total stockholders’ equity	20,393	12,949
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,643	$15,036

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended Jun 30,
	2013	2012	2013	2012
Net sales	$—	$—	$—	$—

Operating expenses
Selling, general and administrative	2,150	1,569	4,126	3,509
Research and development	3,150	1,787	5,576	3,953
Total operating expenses	5,300	3,356	9,702	7,462
Loss from operations	(5,300)	(3,356)	(9,702)	(7,462)
Interest income	3	4	6	29
Loss before income taxes	(5,297)	(3,352)	(9,696)	(7,433)
Income tax benefit	(1,077)	(730)	(1,077)	(730)
Net loss	$(4,220)	$(2,622)	$(8,619)	$(6,703)

Basic and diluted loss per share	$(0.35)	$(0.42)	$(0.81)	$(1.08)

Weighted average shares outstanding — basic and diluted	11,911	6,277	10,664	6,223

Comprehensive loss	$(4,137)	$(2,610)	$(8,544)	$(6,640)

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2013	2012
Net loss	$(8,619)	$(6,703)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	83	63
Loss on disposal of plant and equipment	—	63
Stock-based compensation expense	838	621
Amortization of warrants for service agreements	240	—
Changes in assets and liabilities
Other current assets	(371)	(286)
Accounts payable and accrued expenses	258	(573)
Net cash used in operations	(7,571)	(6,815)
Cash flows used in investing activities:
Purchases of property and equipment	(17)	(107)
Net cash used in investing activities	(17)	(107)
Cash flows provided by financing activities:
Net proceeds from the sale of common stock	14,910	2,068
Net cash provided by financing activities	14,910	2,068
Effect of exchange rate changes in cash	(20)	63
Net decrease in cash and cash equivalents	7,302	(4,791)
Cash and cash equivalents - beginning of period	14,224	6,563
CASH AND CASH EQUIVALENTS - END OF PERIOD	$21,526	$1,772

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1 - Nature of Business and Significant Accounting Policies

Nature of Business:  Sunshine Heart (“we” or the “Company”) was founded in November 1999 and incorporated in Delaware in August 2002. The Company’s headquarters are located in Eden Prairie, MN and the Company also has a wholly owned subsidiary, Sunshine Heart Company Pty Ltd, located in Clontarf, New South Wales, Australia. We are a medical device company developing innovative technologies for cardiac and coronary disease. The Company’s primary product, the C-Pulse® Heart Assist System, or C-Pulse Heart System, is an implantable, non-blood contacting, heart assist therapy for the treatment of moderate to severe heart failure, which can be implanted using a minimally invasive procedure. The C-Pulse Heart System is designed to relieve the symptoms of heart failure through the use of counterpulsation technology by enabling an increase in cardiac function, an increase in coronary blood flow, and a reduction in the heart’s pumping load. The Company received approval from the U.S. Food and Drug Administration, or FDA, to conduct a U.S. pivotal clinical trial with the C-Pulse Heart System. Our shares of common stock in the form of CHESS Depositary Interests, or CDIs, were publicly traded in Australia on the Australian Securities Exchange, or ASX, from September 2004 until our delisting from the ASX, effective May 6, 2013.

Going Concern: The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern.

During the years ended December 31, 2012 and 2011 and through June 30, 2013, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At December 31, 2012, we had an accumulated deficit of $79,254 and we expect to incur losses for the foreseeable future. To date, the Company has been funded by private and public equity financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

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

Unaudited Interim Condensed Consolidated Financial Information:  The interim condensed consolidated balance sheet as of June 30, 2013 and statementof operations for the three and six month periods ended June 30, 2013 and 2012, as well as the statement of cash flows for the six months ended June 30, 2013 and 2012 and related interim information contained in the notes to these financial statements are unaudited.  The accompanying condensed consolidated financial statements have been prepared in accordance with Regulation S-X of the Securities Act of 1933, as amended.  In the opinion of management, such unaudited interim condensed consolidated information has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and includes all adjustments consisting of normal recurring accruals necessary for the fair presentation of this interim condensed consolidated information when read in conjunction with the audited consolidated financial statements and notes thereto.  Certain information and disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that disclosures are adequate to make information presented not misleading.  Results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other interim period or for any other future year.

Use of Estimates: The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the interim condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss per Share: Basic net loss attributable to common stockholders, on a per share basis, is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share (“EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and computed in accordance with the treasury stock method. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. Shares reserved for outstanding stock warrants and options totaling 3,247,311 and 2,457,291 for the six months ended June 30, 2013 and 2012, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those periods.

Fair Value of Financial Instruments:  Our financial instruments consist of cash, accounts payable and accrued liabilities. We believe that the carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities.

Pursuant to the requirements of the Financial Accounting Standards Board (“FASB”), Audit Standards Codification (“ASC”) Topic 820, Fair Value Measurement, the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

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

Recent Accounting Pronouncements:  In February 2013, the FASB issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), which became effective for us on January 1, 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in financial statements. It does not amend any existing requirements for reporting net income or OCI in financial statements. The implementation of the guidance did not have a material impact on our consolidated financial statements.

Note 2 — Equity

Common Stock Purchase Agreement

On January 15, 2013, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million in shares of our common stock (the “Purchase Shares”) over a two-year period at purchase prices determined in accordance with the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, we have filed and maintain a registration statement on Form S-1 with the SEC under which we have registered 3,000,000 shares of our common stock for resale by Aspire Capital.

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 80,257 shares of our common stock as a commitment fee (the “Commitment Shares”). The Purchase Agreement provides that we may not issue and sell more than 1,856,616 shares, or 19.99% of the Company’s outstanding shares as of January 15, 2013.

As of June 30, 2013, we have sold 146,886 shares of common stock to Aspire Capital pursuant to the Purchase Agreement.  Including the Commitment Shares, an aggregate of 227,143 shares of common stock have been issued to Aspire Capital pursuant to the Purchase Agreement.

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

Public Offering

On April 16, 2013 we sold 2,875,000 shares of common stock in a public offering at $5.25 per share including 375,000 shares of common stock pursuant to the exercise of the over-allotment option by our underwriters.  Proceeds in the public offering and exercise of the over-allotment option, net of transaction costs were $14,036 in the aggregate.

Stock-Based Compensation

The Company recognizes all share-based payments, including grants of stock options and compensatory employee stock purchase plans, in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $483 and $174 of related compensation expense to selling, general and administrative expense and research and development expense, respectively, for the three months ended June 30, 2013, as compared to $196 and $107, respectively, of related compensation expense for the three months ended June 30, 2012.We recorded $603 and $286 of related compensation expense to selling, general and administrative expense and research and development expense, respectively, for the six months ended June 30, 2013, as compared to $402 and $219, respectively, of related compensation expense for the six months ended June 30, 2012. As of June 30, 2013, a total of $5,106 of unrecognized compensation costs related to non-vested stock option awards was outstanding and is expected to be recognized within the next 3.8 fiscal years.

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

The Company’s stock options generally vest over four years of service and have a contractual life of 10 years.  We have 400,924 shares authorized for grant under our Amended and Restated 2011 Equity Incentive Plan and 195,000 shares authorized for grant under our 2013 Non-Executive Directors’ Equity Incentive Plan.

Warrants

Warrants to purchase 1,633,253 shares of common stock were outstanding at June 30, 2013 and December 31, 2012.

Note 3 - Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment were as follows:

	June 30, 2013	December 31, 2012

Office Furniture & Fixtures	$108	$102
Leasehold Improvements	145	145
Software	13	12
Production Equipment	438	425
Computer Equipment	115	118
Total	819	802
Accumulated Depreciation	(406)	(323)
	$413	$479

Depreciation expense for the three and six months ended June 30, 2013 and 2012 was $43, $32, $ 83 and $63, respectively.

Note 4 — Income Taxes

We received a $1,077 research and development tax credit refund in the quarter ended June 30, 2013, based upon qualified research and development expenditures of our Australian subsidiary for its tax period ended June 30, 2012.  We received a $730 research and development tax credit refund in the quarter ended June 30, 2012 based upon qualified research and development expenditures of our Australian subsidiary for its tax period ended June 30, 2011.  We have not completed the Australian tax return for the period ended June 30, 2013; therefore, we have not reflected a benefit related to the Australian research and development tax credit for that period as we recognize any benefit only upon receipt.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our subsequent filings with the U.S. Securities and Exchange Commission.

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

We are in the process of obtaining regulatory approvals necessary to sell our system in the United States while also gathering additional clinical data in Europe.  We completed enrollment of our North American feasibility clinical trial in the first half of 2011.  In November 2011, we announced the preliminary results of the six-month follow-up period for the feasibility study and we submitted the clinical data to the FDA.  In March 2012, the FDA notified us that it completed its review of the C-Pulse System feasibility trial data, concluded we met the applicable agency requirements, and indicated that we can move forward with an investigational device exemption application.  In November 2012, the FDA provided us with unconditional approval to initiate a pivotal trial.  We currently anticipate that enrollment of our pivotal trial will begin during the second half of 2013.

We obtained CE Mark approval for the C-Pulse System in July 2012 and have taken initial steps to evaluate the market potential for our system in targeted countries that accept the CE Mark in anticipation of commencing commercial sales.  In order to gain additional clinical data and support reimbursement in Europe, we have initiated a post-market trial in Europe that will evaluate endpoints similar to those for our U.S. pivotal trial and enrollment under this trial commenced in the second quarter of 2013.

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

Stock-Based Compensation:  We recognize all share-based payments, including grants of stock options in the Condensed Consolidated Statements of Operations and Comprehensive Loss as an operating expense based on their fair value over the requisite service period.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance adding new disclosure requirements for items reclassified out of AOCI, which became effective for us on January 1, 2013. The guidance is intended to help entities improve the transparency of changes in OCI and items reclassified out of AOCI in financial statements. It does not amend any existing requirements for reporting net income or OCI in financial statements. The implementation of the guidance did not have a material impact on our consolidated financial statements.

Financial Overview

We are an early-stage medical device company focused on developing, manufacturing and commercializing our C-Pulse Heart System for treatment of Class III and ambulatory Class IV heart failure.  Our activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical trials.  At June 30, 2013, we had an accumulated deficit of $88 million and we expect to incur losses for the foreseeable future. To date, we have been funded by private and public equity financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended June, 2013 to Three Months Ended June 30, 2012

Revenue

Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase (Decrease)	% Change
$—	$—	$—	N/A

Sales of the C-Pulse Heart System to hospitals and clinics under contract in conjunction with our North American FDA clinical trials historically have generated all of our revenue.  We did not sell our C-Pulse Heart System device in the three month periods ended June 30, 2013 or 2012, as we completed enrollment in our feasibility trial in early 2011 and have not yet commenced enrollment in our pivotal clinical trial.  We expect our revenue will be minimal until we establish reimbursement in our recently initiated post marketing trial in select countries in Europe and begin enrolling patients in our North American pivotal clinical trial, expected to commence in the second half of 2013.

Selling, General and Administrative Expense

Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase (Decrease)	% Change
$2,150,000	$1,569,000	$581,000	37.0%

Our increase in selling, general and administrative expense for the three months ended June 30, 2013 compared to the prior year is attributed to increased infrastructure expenses, professional fees, and compensation expense to support our anticipated growth.  We expect our selling, general and administrative expense will continue to be above comparable prior year period levels in future periods as a result of the infrastructure recently put in place to support our growth.

Research and Development Expense

Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase (Decrease)	% Change
$3,150,000	$1,787,000	$1,363,000	76.3%

Our increase in research and development expense for the second quarter 2013 compared to the prior year’s period resulted primarily from increased personnel and clinical research infrastructure to support our clinical trials in North America and Europe.  We expect our research and development expense will continue to be above prior year levels throughout 2013 as we add personnel to support our clinical trials and pursue our development efforts.

Interest Income

Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase (Decrease)	% Change
$3,000	$4,000	$(1,000)	(25.0)%

Our decrease in interest income for the second quarter 2013 compared to the prior year was primarily caused by decreased cash balances held in Australia, where higher interest rates are earned on deposits, during the second quarter of 2013 as compared to 2012.

Income Tax Benefit

Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase (Decrease)	% Change
$(1,077,000)	$(730,000)	$347,000	47.5%

Our income tax benefit for the three months ended June 30, 2013 and 2012 resulted from a research and development tax credit in Australia.  We completed our Australian tax return for the twelve month period ended June 30, 2012 in the second quarter of 2013 and received a $1,077 research and development tax credit refund during the quarter.  We completed our Australian tax return for the twelve month period ended June 30, 2011 in the second quarter of 2012 and received a $730,000 research and development tax credit refund during the quarter.  Assuming no further changes to the applicable Australian law for research and development tax credits, we expect to receive research and development tax credits refunds in the future in decreased amounts that vary based on reduced research and development expenditures in Australia.  At this time, we are working to complete our analysis of the potential research and development tax credit refund that may be available for the period ended June 30, 2013.

Comparison of Six Months Ended June, 2013 to Six Months Ended June 30, 2012

Revenue

Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase (Decrease)	% Change
$—	$—	$—	N/A

Sales of the C-Pulse Heart System to hospitals and clinics under contract in conjunction with our North American FDA clinical trials historically have generated all of our revenue.  We did not sell our C-Pulse Heart System device in the six month periods ended June 30, 2013 or 2012, as we completed enrollment in our feasibility trial in early 2011 and have not yet commenced enrollment in our North American pivotal clinical trial.

Selling, General and Administrative Expense

Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase (Decrease)	% Change
$4,126,000	$3,509,000	$617,000	17.6%

Our increase in selling, general and administrative expense for the six months ended June 30, 2013 compared to the prior year is attributed to increased infrastructure expenses, professional fees, and compensation expense to support our anticipated growth.  We expect our selling, general and administrative expense will continue to be above comparable prior year period levels in future periods as a result of the infrastructure recently put in place to support our growth.

Research and Development Expense

Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase (Decrease)	% Change
$5,576,000	$3,953,000	$1,623,000	41.1%

Our increase in research and development expense for the first half of 2013 compared to the prior year’s period resulted primarily from increased personnel and clinical research infrastructure to support our clinical trials in North America and Europe. We expect our revenue will be minimal until we establish reimbursement in our recently initiated post marketing trial in select countries in Europe and begin enrolling patients in our North American pivotal clinical trial, expected to commence in the second half of 2013.

Interest Income

Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase (Decrease)	% Change
$6,000	$29,000	$(23,000)	(79.3)%

Our decrease in interest income for the first half of 2013 compared to the prior year was primarily caused by decreased cash balances held in Australia during the first six months of 2013 as compared to 2012.

Income Tax Benefit

Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase (Decrease)	% Change
$(1,077,000)	$(730,000)	$347,000	47.5%

Our income tax benefit for the six months ended June 30, 2013 and 2012 resulted from a research and development tax credit in Australia.  We completed our Australian tax return for the twelve month period ended June 30, 2012 in the second quarter of 2013 and received a $1,077 research and development tax credit refund during the quarter.  We completed our Australian tax return for the twelve month period ended June 30, 2011 in the second quarter of 2012 and received a $730,000 research and development tax credit refund during the quarter.  Assuming no further changes to the applicable Australian law for research and development tax credits, we expect to receive research and development tax credits refunds in the future in decreased amounts that vary based on reduced research and development expenditures in Australia.  At this time, we are working to complete our analysis of the potential research and development tax credit refund that may be available for the period ended June 30, 2013.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through a series of equity issuances, including the issuance of common shares for net proceeds of $14.9 million and $2.1 million in the first six months of 2013 and 2012, respectively.  As of June 30, 2013 and December 31, 2012, cash and cash equivalents were $21.5 million and $14.2 million, respectively.

We believe, based on our current operating plan, that our cash balances and cash generated from our clinical trials and the net proceeds from the sale of stock to Aspire Capital, if completed in its entirety, will be sufficient to meet our anticipated cash requirements for at least the next twelve months, however, we will require additional funding to complete our pivotal trial.  From time to time we may seek to sell additional equity or convertible debt securities or enter into credit facilities.  The sale of additional equity, debt, or convertible debt securities may result in dilution to our stockholders.  If we raise additional funds through the issuance of debt, convertible debt or enter into credit facilities, these securities and debt holders could have rights senior to those of our common stock, and this debt could contain covenants that would restrict our operations and would require us to use cash for debt service rather than our operations.  We may require additional capital beyond our currently forecasted amounts.  Although we have successfully financed our operations through the issuance of common stock and warrants to date, any such required additional capital may not be available to us on acceptable terms, or at all.

Cash Flows from Operating Activities

Net cash used in operating activities was $7.6 million and $6.8 million in the six months ended June 30, 2013 and 2012, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $17,000 and $107,000 in the six months ended June 30, 2013 and 2012, respectively. The majority of cash used in investing activities in first six months of 2012 was for leasehold improvements, furniture and equipment associated with the relocation of our headquarters in January 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities was $14.9 million and $2.1 million in the six months ended June 30, 2013 and 2012, respectively. Net cash provided by financing activities was attributable to proceeds from sales of our common stock.

Capital Resource Requirements

As of June 30, 2013, we did not have any material commitments for capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2013, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: August 8, 2013	Sunshine Heart, Inc.

	By:	/s/ David A. Rosa
David A. Rosa
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Exhibit Index

Sunshine Heart, Inc.

Form 10-Q for Quarter Ended June 30, 2013

Exhibit Number	Description
3.1

Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Sunshine Heart, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on June 14, 2013).

4.1

Rights Agreement dated June 14, 2013 by and between Sunshine Heart, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 14, 2013).

10.1*	Sunshine Heart, Inc. New-Hire Equity Incentive Plan.

10.2*	Sunshine Heart, Inc. Non-Employee Director Compensation Policy.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.