Form 10-Q
period 2013-09-30
Sunshine Heart, Inc.
filed 2013-11-12
CIK 1506492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐  No ☒

The number of shares outstanding of the Company’s common stock on November 8, 2013 was 16,839,002.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNSHINE HEART, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Current assets
Cash and cash equivalents	$59,807	$14,224
Accounts receivable	59	—
Other current assets	511	333
Total current assets	60,377	14,557
Property, plant and equipment, net	431	479
TOTAL ASSETS	$60,808	$15,036

Current liabilities
Accounts payable	$2,042	$1,156
Accrued salaries, wages, and other compensation	910	931
Total current liabilities	2,952	2,087
Total liabilities	2,952	2,087

Commitments and contingencies	—	—

Stockholders’ equity
Series A junior participating preferred stock as of September 30, 2013 and December 31, 2012, par value $0.0001 per share; authorized 30,000 shares	—	—
Preferred stock as of September 30, 2013 and December 31, 2012, par value $0.0001 per share; authorized 39,970,000 shares	—	—
Common stock as of September 30, 2013 and December 31, 2012, par value $0.0001 per share; authorized 100,000,000 shares: issued and outstanding 16,805,411 and 9,282,724 shares, respectively	2	1
Additional paid-in capital	150,667	91,017
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,095	1,185
Accumulated deficit	(93,908)	(79,254)
Total stockholders’ equity	57,856	12,949
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,808	$15,036

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$59	$—	$59	$—

Operating expenses
Selling, general and administrative	2,486	1,495	6,612	5,004
Research and development	3,747	1,802	9,323	5,755
Total operating expenses	6,233	3,297	15,935	10,759
Loss from operations	(6,174)	(3,297)	(15,876)	(10,759)
Interest income	3	1	9	30
Loss before income taxes	(6,171)	(3,296)	(15,867)	(10,729)
Income tax benefit	(136)	—	(1,213)	(730)
Net loss	$(6,035)	$(3,296)	$(14,654)	$(9,999)

Basic and diluted loss per share	$(0.47)	$(0.42)	$(1.29)	$(1.49)

Weighted average shares outstanding — basic and diluted	12,732	7,789	11,354	6,727

Comprehensive loss	$(6,200)	$(3,308)	$(14,744)	$(9,948)

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2013	2012
Net loss	$(14,654)	$(9,999)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	130	98
Loss on disposal of plant and equipment	—	63
Stock-based compensation expense, net	1,821	907
Amortization of warrants for service agreements	240	160
Changes in assets and liabilities
Accounts receivable	(59)	—
Other current assets	(179)	(321)
Accounts payable and accrued expenses	946	(574)
Net cash used in operations	(11,755)	(9,666)
Cash flows used in investing activities:
Purchases of property and equipment	(82)	(132)
Net cash used in investing activities	(82)	(132)
Cash flows provided by financing activities:
Net proceeds from the sale of common stock	57,591	20,620
Net cash provided by financing activities	57,591	20,620
Effect of exchange rate changes on cash	(171)	61
Net increase in cash and cash equivalents	45,583	(10,883)
Cash and cash equivalents - beginning of period	14,224	6,563
CASH AND CASH EQUIVALENTS - END OF PERIOD	$59,807	$17,446

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

During the years ended December 31, 2012 and 2011 and through September 30, 2013, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At December 31, 2012, we had an accumulated deficit of $79,254 and we expect to incur losses for the foreseeable future. To date, the Company has been funded by private and public equity financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

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

Unaudited Interim Condensed Consolidated Financial Information:  The interim condensed consolidated balance sheet as of September 30, 2013 and statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2013 and 2012, as well as the statements of cash flows for the nine months ended September 30, 2013 and 2012 and related interim information contained in the notes to the condensed consolidated financial statements are unaudited.  The accompanying condensed consolidated financial statements have been prepared in accordance with Regulation S-X of the Securities Act of 1933, as amended.  In the opinion of management, such unaudited interim condensed consolidated information has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and includes all adjustments consisting of normal recurring accruals necessary for the fair presentation of this interim condensed consolidated information when read in conjunction with the audited consolidated financial statements and notes thereto included in its report on Form 10-K for the year ended December 31, 2012.  Certain information and disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that disclosures are adequate to make information presented not misleading.  Results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other interim period or for any other future year.

Use of Estimates: The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the interim condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:  We recognize revenue when (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable and free of contingencies or uncertainties; (iii) collectability is reasonably assured; and (iv) product delivery has occurred, which is when product title transfers to the customer, or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations.  Our C-Pulse Heart System is not approved for commercial sale. However, the FDA has assigned the C-Pulse System to Category B designation, making it eligible for reimbursement at certain US sites during our clinical trials. Consequently, we are able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance Companies. Our revenue consists solely of sales of the C-Pulse Heart System to hospitals and clinics who participate in our clinical trials per the terms of the clinical trial contracts. For clinical trial implant revenue, the product title generally transfers on the date the product is implanted. Product costs incurred for our clinical trials are deemed to be development costs and, accordingly, are expensed to research and development as incurred. Upon commercialization, product costs will be capitalized in inventory and recorded to cost of sales as the inventory is sold. We do not charge hospitals and clinics for shipping. We expense shipping costs at the time we report the related revenue and record such costs in cost of sales.

Net Loss per Share: Basic net loss attributable to common stockholders, on a per share basis, is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share (“EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and computed in accordance with the treasury stock method. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. Shares reserved for outstanding stock warrants and options totaling 3,325,816 and 2,551,456 for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those periods.

Fair Value of Financial Instruments:  Our financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. We believe that the carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities.

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

All cash and cash equivalents are considered Level 1 measurements for all periods presented. We do not have any financial instruments classified as Level 2 or Level 3 and thus, for any period presented, there were no movements between these categories.

Recent Accounting Pronouncements:  In February 2013, the FASB issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), which became effective for us on January 1, 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in financial statements. It does not amend any existing requirements for reporting net income or OCI in financial statements. The implementation of the guidance did not have a material impact on our condensed consolidated financial statements.

Note 2 — Equity

Stockholder Rights Plan

On June 14, 2013, the Company adopted a stockholder rights plan (the “Rights Plan”), which entitles the holders of the rights to purchase from the Company 1/1,000th of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, at a purchase price of $35.00 per share, as adjusted (a “Right”), upon certain trigger events.  In connection therewith, on June 14, 2013, the Company’s board of directors authorized 30,000 shares of Series A Junior Participating Preferred Stock and it declared a dividend of one Right per each share of common stock of the Company outstanding as of June 24, 2013.  Each 1/1,000th of a share of Series A Junior Participating Preferred Stock has terms that are substantially the economic and voting equivalent of one share of the Company’s common stock.  However, until a Right is exercised or exchanged in accordance with the provisions of the Rights Plan, the holder thereof will have no rights as a stockholder of the Company, including, but not limited to, the right to vote for the election of directors or upon any matter submitted to stockholders of the Company.  The Rights Plan has a three-year term and the board of directors may terminate the Rights Plan at any time (subject to the redemption of the Rights for a nominal value).  The Rights may cause substantial dilution to a person or group (together with all affiliates and associates of such person or group and any person or group of persons acting in concert therewith) that acquires beneficial ownership of 15% or more of the Company’s stock on terms not approved by the board of directors or takes other specified actions.

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

As of September 30, 2013, we have sold 146,886 shares of common stock to Aspire Capital pursuant to the Purchase Agreement.  Including the Commitment Shares, an aggregate of 227,143 shares of common stock have been issued to Aspire Capital pursuant to the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. The Purchase Agreement may be terminated by us at any time, at our discretion, without any cost or penalty to us. Aspire Capital has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares. We did not pay Aspire Capital any expense reimbursement in connection with the transaction. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

Public Offerings

On April 16, 2013 we sold 2,875,000 shares of common stock in a public offering at $5.25 per share, including 375,000 shares of common stock pursuant to the exercise of the over-allotment option by our underwriters.  Proceeds in the public offering and exercise of the over-allotment option, net of transaction costs were $14,036 in the aggregate.

On September 24, 2013 we sold 4,381,500 shares of common stock in a public offering at $10.50 per share, including 571,500 shares of common stock pursuant to the exercise of the over-allotment option by our underwriters.  Proceeds in the public offering and exercise of the over-allotment option, net of transaction costs were $42,674 in the aggregate.

Stock-Based Compensation

The Company recognizes all share-based payments, including grants of stock options and compensatory employee stock purchase plans, in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $888 and $328 of related compensation expense to selling, general and administrative expense and research and development expense, respectively, for the three months ended September 30, 2013, as compared to $192 and $23, respectively, of related compensation expense for the three months ended September 30, 2012. We recorded $1,491 and $614 of related compensation expense to selling, general and administrative expense and research and development expense, respectively, for the nine months ended September 30, 2013, as compared to $594 and $315, respectively, of related compensation expense for the nine months ended September 30, 2012. As of September 30, 2013, a total of $4,906 of unrecognized compensation costs related to non-vested stock option awards was outstanding and is expected to be recognized within the next 4 fiscal years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations.  The current forfeiture rate is based on a reasonable estimate by management.  Expected dividend yield is based upon the Company’s historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the options.  The expected term is based on estimates regarding projected employee stock option exercise behavior.  Stock Awards are valued at the stock price on the date of grant and expensed for the full value on the date of grant.  Restricted Stock Unit (RSU) grants are valued at the stock price on the date of grant.  Fully vested RSUs are expensed for the full value at the date of grant.  RSUs issued that vest over a twelve month period are re-valued using the Black- Scholes method as they vest monthly and expensed to operations and recognizing a corresponding liability.

During the third quarter ended September 30, 2013, the following equity awards were made:

•                  Common stock grants of 46,509 shares (27,451 net of income tax withholdings) valued at $507 were awarded to certain executives and included in operating expense.  The executives elected to have 19,508 shares withheld to fund income tax withholding payments.

•                  RSUs were awarded to certain directors for a total of 10,597 shares.  These RSU’s were fully vested at the date of grant and valued at $7.50 per share, the closing stock price that day  The total value of $79 was included in selling, general and administrative expense.  These RSU’s will be settled for common shares according to the terms of the awards, but no later than the first quarter of Fiscal 2014.

•                  RSUs totaling 46,509 shares were awarded to certain executives.  These RSU’s will vest over the next twelve months at a rate of 1/12 per month and were valued at $10.90 per share, the closing share price on the date of the award.   These RSU’s will be re-valued every period as they vest and will be expensed accordingly using the liability method of accounting.  Vesting on these RSU’s commences in October 2013, at which point the corresponding liability and expense will be recorded.  The vested RSU’s will be settled for common shares beginning in 2014, according to the terms of the awards.

For the nine months ended September 30, 2013, the Company had 21,803 stock options granted to non-employees with a fair value of $76.  The awards are revalued every period and expensed accordingly using the liability method of accounting.

The Company’s stock options generally vest over four years of service and have a contractual life of 10 years.  We have 254,768 shares authorized for grant under our Amended and Restated 2011 Equity Incentive Plan, 318,993 shares authorized for grant under our 2013 New Hire Plan and  177,099 shares authorized for grant under our 2013 Non-Executive Directors’ Equity Incentive Plan.

Warrants

Warrants to purchase 1,632,257 shares of common stock were outstanding at September 30, 2013, versus 1,633,253 outstanding at December 31, 2012.

During the nine months ended September 30, 2013, warrants to purchase 996 shares of common stock were exercised at a price of AU$6.40 per share for total proceeds of $6.

Note 3 - Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment were as follows:

	September 30, 2013	December 31, 2012

Office Furniture & Fixtures	$110	$102
Leasehold Improvements	145	145
Software	33	12
Production Equipment	486	425
Computer Equipment	110	118
Total	884	802
Accumulated Depreciation	(453)	(323)
	$431	$479

Depreciation expense for the three and nine months ended September 30, 2013 was $47 and $130, respectively, versus $36 and $98 for the comparable periods in 2012.

Note 4 — Income Taxes

We completed our Minnesota tax return for the twelve month period ended December 31, 2012 and recorded a $136 research and development tax credit refund during the third quarter of fiscal 2013. For the twelve month period ended December 31, 2011 we received a Minnesota research and development tax credit refund of $69.  The Minnesota research and development tax credit is no longer in effect for tax years beyond 2012.  We received a $1,077 research and development tax credit refund in the quarter ended June 30, 2013, based upon qualified research and development expenditures of our Australian subsidiary for its tax period ended June 30, 2012.  We received a $730 research and development tax credit refund in the quarter ended June 30, 2012 based upon qualified research and development expenditures of our Australian subsidiary for its tax period ended June 30, 2011.  We have not completed the Australian tax return for the period ended June 30, 2013; therefore, we have not reflected a benefit related to the Australian research and development tax credit for that period as we recognize any benefit only upon receipt.

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

We are in the process of obtaining regulatory approvals necessary to sell our system in the United States while also gathering additional clinical data in Europe.  We completed enrollment of our North American feasibility clinical trial in the first half of 2011.  In November 2011, we announced the preliminary results of the six-month follow-up period for the feasibility study and we submitted the clinical data to the FDA.  In March 2012, the FDA notified us that it completed its review of the C-Pulse System feasibility trial data, concluded we met the applicable agency requirements, and indicated that we can move forward with an investigational device exemption application.  In November 2012, the FDA provided us with unconditional approval to initiate a pivotal trial.  We commenced enrollment of our pivotal trial in the third quarter of 2013.

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

Critical Accounting Policies and Estimates

Revenue Recognition:  We recognize revenue when (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable and free of contingencies or uncertainties; (iii) collectability is reasonably assured; and (iv) product delivery has occurred, which is when product title transfers to the customer, or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations.  Our C-Pulse Heart System is not approved for commercial sale. However, the FDA has assigned the C-Pulse System to Category B designation, making it eligible for reimbursement at certain US sites during our clinical trials. Consequently, we are able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance Companies. Our revenue consists solely of sales of the C-Pulse Heart System to hospitals and clinics who participate in our clinical trials per the terms of the clinical trial contracts. For clinical trial implant revenue, the product title generally transfers on the date the product is implanted. Product costs incurred for our clinical trials are deemed to be development costs and, accordingly, are expensed to research and development as incurred. Upon commercialization, product costs will be capitalized in inventory and recorded to cost of sales as the inventory is sold. We do not charge hospitals and clinics for shipping. We expense shipping costs at the time we report the related revenue and record such costs in cost of sales.

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

We compute the estimated fair values of stock options using the Black-Scholes option pricing model. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that we have recorded. Restricted Stock Unit (RSU) grants are valued at the stock price on the date of grant.  Fully vested RSUs are expensed for the full value at the date of grant.  RSUs issued that vest over a twelve month period are re-valued using the Black- Scholes method as they vest monthly and expensed to operations and recognizing a corresponding liability.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock options granted to non-employees are revalued using the Black-Scholes method and are expensed to operations and recognized as a corresponding liability.

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

During the years ended December 31, 2012 and 2011, and through September 30, 2013 we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance adding new disclosure requirements for items reclassified out of AOCI, which became effective for us on January 1, 2013. The guidance is intended to help entities improve the transparency of changes in OCI and items reclassified out of AOCI in financial statements. It does not amend any existing requirements for reporting net income or OCI in financial statements. The implementation of the guidance did not have a material impact on our condensed consolidated financial statements.

Financial Overview

We are an early-stage medical device company focused on developing, manufacturing and commercializing our C-Pulse Heart System for treatment of Class III and ambulatory Class IV heart failure.  Our activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical trials.  At September 30, 2013, we had an accumulated deficit of $93.9 million and we expect to incur losses for the foreseeable future. To date, we have been funded by private and public equity financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended September, 2013 to Three Months Ended September 30, 2012

Revenue

Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase (Decrease)	% Change
$59,000	$—	$59,000	N/A	%

Sales of the C-Pulse Heart System to hospitals and clinics under contract in conjunction with our North

American FDA clinical trials historically have generated all of our revenue.  Our C-Pulse Heart System is not approved for commercial sale. However, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain US sites during our clinical trials.  Consequently, we are able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance companies.  We sold one C-Pulse Heart System device in the three month period ended September 30, 2013, as compared to none during the three month period ended September 30, 2012.  We expect our revenue will be minimal until we begin enrolling patients in our North American pivotal clinical trial at an increased rate and establish reimbursement in our recently initiated post marketing trial in select countries in Europe.  Product costs incurred for our clinical trials are deemed to be development costs and, accordingly, are expensed to research and development as incurred.

Selling, General and Administrative Expense

Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase (Decrease)	% Change
$2,486,000	$1,495,000	$991,000	66.3%

Our increase in selling, general and administrative expense for the three months ended September 30, 2013 compared to the prior year comparable period is attributed to increased infrastructure expenses, professional fees, and compensation expense to support our anticipated growth.  We expect our selling, general and administrative expense will continue to be above comparable prior year period levels in future periods as a result of the infrastructure recently put in place to support our growth.

Research and Development Expense

Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase (Decrease)	% Change
$3,747,000	$1,802,000	$1,945,000	107.9%

Our increase in research and development expense for the third quarter 2013 compared to the prior year’s period resulted primarily from increased personnel and clinical research infrastructure to support our clinical trials in North America and Europe.  We expect our research and development expense will continue to be above prior year levels throughout 2013 as we add personnel to support our clinical trials and pursue our development efforts.

Interest Income

Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase (Decrease)	% Change
$3,000	$1,000	$2000	200.0%

Our increase in interest income for the third quarter 2013 compared to the prior year was primarily caused by increased cash balances.

Income Tax Benefit

Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase (Decrease)	% Change
$136,000	$—	$136,000	N/A

Historically, our income tax benefits have resulted from research and development tax credit refunds in Australia and the state of Minnesota and are recognized upon receipt of the refund or determination that receipt of the refund is reasonably assured.  We completed our Minnesota tax return for the twelve month period ended December 31, 2012 and recognized a $136,000 research and development tax credit refund during the quarter ended September 30, 2013. Assuming no further changes to the applicable Australian law for research and development tax credits, we expect to receive tax refunds in the future in amounts that vary based on research and development expenditures in those jurisdictions.  At this time, we are working to complete our analysis of the potential Australian research and development tax credit refund that may be available for the period ended June 30, 2013.  The Minnesota research and development tax credit is no longer in effect for tax years beyond 2012.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Revenue

Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase (Decrease)	% Change
$59,000	$—	$59,000	N/A

Sales of the C-Pulse Heart System to hospitals and clinics under contract in conjunction with our North American FDA clinical trials historically have generated all of our revenue.  Our C-Pulse Heart System is not approved for commercial sale. However, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain US sites during our clinical trials.  Consequently, we are able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance companies.  We sold one C-Pulse Heart System device in the nine month period ended September 30, 2013, as compared to none during the nine month period ended September 30, 2012.  We expect our revenue will be minimal until we begin enrolling patients in our North American pivotal clinical trial at an increased rate and establish reimbursement in our recently initiated post marketing trial in select countries in Europe.  Product costs incurred for our clinical trials are deemed to be development costs and, accordingly, are expensed to research and development as incurred.

Selling, General and Administrative Expense

Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase (Decrease)	% Change
$6,612,000	$5,004,000	$1,608,000	32.1%

Our increase in selling, general and administrative expense for the nine months ended September 30, 2013 compared to the prior year is attributed to increased infrastructure expenses, professional fees, and compensation expense to support our anticipated growth.  We expect our selling, general and administrative expense will continue to be above comparable prior year period levels in future periods as a result of the infrastructure recently put in place to support our growth.

Research and Development Expense

Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase (Decrease)	% Change
$9,323,000	$5,755,000	$3,568,000	62.0%

Our increase in research and development expense for the nine months ended September 30, 2013 compared to the prior year’s period resulted primarily from increased personnel and clinical research infrastructure to support our clinical trials in North America and Europe. We expect our revenue will be minimal until we establish reimbursement in our recently initiated post marketing trial in select countries in Europe and begin enrolling patients in our North American pivotal clinical trial, expected to commence in the second half of 2013.

Interest Income

Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase (Decrease)	% Change
$9,000	$30,000	$(21,000)	70.0%

Our decrease in interest income for the first half of 2013 compared to the prior year was primarily caused by decreased cash balances held in Australia during the first nine months of 2013 as compared to 2012.

Income Tax Benefit

Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase (Decrease)	% Change
$(1,213,000)	$(730,000)	$483,000	66.2%

Our income tax benefit for the nine months ended September 30, 2013 and 2012 resulted from a research and development tax credit in Australia and Minnesota.  We completed our Australian tax return for the twelve month period ended June 30, 2012 in the second quarter of 2013 and received a $1,077,000 research and development tax credit refund during the quarter.  We completed our Australian tax return for the twelve month period ended June 30, 2011 in the second quarter of 2012 and received a $730,000 research and development tax credit refund during the quarter. We completed our Minnesota tax return for the twelve month period ended December 31, 2012 and recognized a $136,000 research and development tax credit refund during the quarter ended September 30, 2013.  Assuming no further changes to the applicable Australian law for research and development tax credits, we expect to receive research and development tax credits refunds in the future in decreased amounts that vary based on reduced research and development expenditures in Australia.  At this time, we are working to complete our analysis of the potential research and development tax credit refund that may be available for the period ended June 30, 2013.  The Minnesota research and development tax credit is no longer in effect for tax years beyond 2012.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through a series of equity issuances, including the issuance of common shares for net cash proceeds of $57.6 million and $20.6 million in the first nine months of 2013 and 2012, respectively.  As of September 30, 2013 and December 31, 2012, cash and cash equivalents were $59.8 million and $14.2 million, respectively.

We believe, based on our current operating plan, that our cash balances and cash generated from our clinical trials and the net proceeds from the sale of stock to Aspire Capital, if completed in its entirety, will be sufficient to meet our anticipated cash requirements for at least the next twelve months.  From time to time we may seek to sell additional equity or convertible debt securities or enter into credit facilities.  The sale of additional equity, debt, or convertible debt securities may result in dilution to our stockholders.  If we raise additional funds through the issuance of debt, convertible debt or enter into credit facilities, these securities and debt holders could have rights senior to those of our common stock, and this debt could contain covenants that would restrict our operations and would require us to use cash for debt service rather than our operations.  We may require additional capital beyond our currently forecasted amounts.  Although we have successfully financed our operations through the issuance of common stock and warrants to date, any such required additional capital may not be available to us on acceptable terms, or at all.

Cash Flows from Operating Activities

Net cash used in operating activities was $11.8 million and $9.7 million in the nine months ended September 30, 2013 and 2012, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $82,000 and $132,000 in the nine months ended September 30, 2013 and 2012, respectively. The majority of cash used in investing activities in first nine months of 2012 was for leasehold improvements, furniture and equipment associated with the relocation of our headquarters in January 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities was $57.6 million and $20.6 million in the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by financing activities was attributable to net proceeds from sales of our common stock.

Capital Resource Requirements

As of September 30, 2013, we did not have any material commitments for capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2013, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by the Company completed during the three month period ended September 30, 2013:

Date Issued	Shares of Common Stock Issued	Exercise Price (Australian Dollars)
July 2, 2013	23	$6.40
September 27, 2013	973	$6.40

The issuances referenced above relate to the issuance of our shares of common stock issued in connection with the exercise of certain warrants.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) relative to transactions by an issuer not involving a public offering.  In connection with the exercise of the warrants:

•                  each of the purchasers represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time;

•                  each of the purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration;

•                  all certificates representing the securities sold included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities; and

•                  there were no underwriters employed in connection with the above mentioned sales.

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

Date: November 12, 2013	Sunshine Heart, Inc.

	By:	/s/ David A. Rosa
David A. Rosa
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Exhibit Index

Sunshine Heart, Inc.

Form 10-Q for Quarter Ended September 30, 2013

Exhibit Number	Description
10.1*	First Amendment to the Sunshine Heart, Inc. New-Hire Equity Incentive Plan.

10.2*	Form of Stock Option Grant Notice and Option Agreement for the Sunshine Heart, Inc. New-Hire Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.