Form 10-Q
period 2014-06-30
Sunshine Heart, Inc.
filed 2014-08-12
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 1, 2014 was 16,898,109.

PART I—FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Current assets
Cash and cash equivalents	$42,125	$54,136
Accounts receivable	—	59
Other current assets	675	448
Total current assets	42,800	54,643
Property, plant and equipment, net	572	587
TOTAL ASSETS	$43,372	$55,230

Current liabilities
Accounts payable	$2,092	$2,188
Accrued salaries, wages, and other compensation	757	1,315
Total current liabilities	2,849	3,503
Total liabilities	2,849	3,503

Commitments and contingencies	—	—

Stockholders’ equity
Series A junior participating preferred stock as of June 30, 2014 and December 31, 2013, par value $0.0001 per share; authorized 30,000 shares	—	—
Preferred stock as of June 30, 2014 and December 31, 2013, par value $0.0001 per share; authorized 39,970,000 shares	—	—
Common stock as of June 30, 2014 and December 31, 2013, par value $0.0001 per share; authorized 100,000,000 shares: issued and outstanding 16,891,317 and 16,825,284 shares, respectively	2	2
Additional paid-in capital	153,060	151,530
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,185	1,207
Accumulated deficit	(113,724)	(101,012)
Total stockholders’ equity	40,523	51,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,372	$55,230

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$—	$—	$59	$—

Operating expenses
Selling, general and administrative	2,243	2,150	4,604	4,126
Research and development	4,413	3,150	8,476	5,576
Total operating expenses	6,656	5,300	13,080	9,702
Loss from operations	(6,656)	(5,300)	(13,021)	(9,702)
Other income, net	11	3	44	6
Loss before income taxes	(6,645)	(5,297)	(12,977)	(9,696)
Income tax benefit	(265)	(1,077)	(265)	(1,077)
Net loss	$(6,380)	$(4,220)	$(12,712)	$(8,619)

Basic and diluted loss per share	$(0.38)	$(0.35)	$(0.75)	$(0.81)

Weighted average shares outstanding — basic and diluted	16,882	11,911	16,870	10,644

Other comprehensive income:
Foreign currency translation adjustments	(3)	83	(22)	75
Total comprehensive loss	$(6,383)	$(4,137)	$(12,734)	$(8,544)

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2014	2013
Net loss	$(12,712)	$(8,619)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	128	83
Stock-based compensation expense, net	1,321	838
Amortization of warrants for service agreements	—	240
Changes in assets and liabilities
Accounts receivable	59	—
Other current assets	(319)	(371)
Accounts payable and accrued expenses	(399)	258
Net cash used in operations	(11,922)	(7,571)
Cash flows used in investing activities:
Purchases of property and equipment	(113)	(17)
Net cash used in investing activities	(113)	(17)
Cash flows provided by financing activities:
Net proceeds from the sale of common stock	16	14,910
Net cash provided by financing activities	16	14,910
Effect of exchange rate changes in cash	8	(20)
Net decrease in cash and cash equivalents	(12,011)	7,302
Cash and cash equivalents - beginning of period	54,136	14,224
CASH AND CASH EQUIVALENTS - END OF PERIOD	$42,125	$21,526

Supplement schedule of non-cash activities
Stock options and restricted stock units classified as liabilities, net	$(286)	$—

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1—Nature of Business and Significant Accounting Policies

Nature of Business

Sunshine Heart, Inc. (“Sunshine Heart,” the “Company,” “we,” “us” and “our”) was founded in November 1999 and incorporated in Delaware in August 2002. We are headquartered in Eden Prairie, Minnesota and have a wholly-owned subsidiary, Sunshine Heart Company Pty Ltd., located in Clontarf, New South Wales, Australia and a wholly-owned subsidiary, Sunshine Heart Ireland Limited, located in Dublin, Ireland. We are a medical device company developing innovative technologies for cardiac and coronary disease. The Company’s primary product, the C-Pulse® Heart Assist System (the “C-Pulse System”), is an implantable, non-blood contacting, heart assist therapy for the treatment of moderate to severe heart failure which can be implanted using a minimally invasive procedure. The C-Pulse System is designed to relieve the symptoms of heart failure through the use of counter-pulsation technology by enabling an increase in coronary blood flow and a reduction in the heart’s pumping load. The Company has received approval from the U.S. Food and Drug Administration (the “FDA”) to conduct a U.S. pivotal clinical study with the C-Pulse System. Commencing February 16, 2012, our shares of common stock began trading on the NASDAQ Capital Market under the symbol “SSH.”  Chess Depositary Instruments representing beneficial ownership of our common stock previously traded on the Australian Securities Exchange (the “ASX”) under the symbol “SHC” from September 2004 until our delisting from the ASX, which occurred at the close of trading on May 6, 2013.

Going Concern

The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern.

During the years ended December 31, 2013 and 2012 and through June 30, 2014, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At December 31, 2013, we had an accumulated deficit of $101,012 and we expect to incur losses for the foreseeable future. To date, the Company has been funded by private and public equity financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

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

Unaudited Interim Condensed Consolidated Financial Information

The interim condensed consolidated balance sheet as of June 30, 2014 and statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013, as well as the statements of cash flows for the six months ended June 30, 2014 and 2013 and related interim information contained in the notes to the condensed consolidated financial statements are unaudited.  The accompanying condensed consolidated financial statements have been prepared in accordance with Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”).  In the opinion of management, such unaudited interim condensed consolidated information has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and includes all adjustments consisting of normal recurring accruals necessary for the fair presentation of this interim condensed consolidated information when read in conjunction with the audited consolidated financial statements and notes thereto included in its report on Form 10-K for the year ended December 31, 2013.  Certain information and disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that disclosures are adequate to make information presented not misleading.  Results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other interim period or for any other future year.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the interim condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable and free of contingencies or uncertainties; (iii) collectability is reasonably assured; and (iv) product delivery has occurred, which is when product title transfers to the customer, or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations.  Our C-Pulse System is not approved for commercial sale in the U.S. However, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S. sites during our clinical studies.  Consequently, we are able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance companies. Our revenue consists solely of sales of the C-Pulse System to hospitals and clinics who participate in our clinical studies per the terms of the clinical study contracts. For clinical study implant revenue, the product title generally transfers on the date the product is implanted. Product costs incurred for our clinical studies are deemed to be development costs and, accordingly, are expensed to research and development as incurred. Upon commercialization, product costs will be capitalized in inventory and recorded to cost of sales as the inventory is sold.  We do not charge hospitals and clinics for shipping costs and we expense them at the time of shipment.

Net Loss per Share

Basic net loss attributable to common stockholders, on a per share basis, is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share, (or “EPS”), is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and computed in accordance with the treasury stock method. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. Shares reserved for outstanding stock warrants, stock options and restricted stock units (“RSUs”) totaling 3,643,632 and 3,247,311 for the three and six month periods ended June 30, 2014 and 2013, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those periods.

Accounts Receivable

Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. We make judgments as to our ability to collect outstanding receivables based upon significant patterns of uncollectiblity, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. No allowance for doubtful accounts was considered necessary as of June 30, 2014 or December 31, 2013.

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

All cash equivalents are considered Level 1 instruments for all periods presented. We do not have any financial instruments classified as Level 2 or Level 3 and there were no movements between these categories.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will supersede the current revenue recognition requirements. The amendments in ASU 2014-09 are effective for annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. The effect of this guidance, as well as the transition method, is being evaluated and will depend on the method of transition as well as the nature and significance of transactions upon adoption. The Company will adopt the new guidance beginning in fiscal year 2017.

Note 2—Equity

Stockholder Rights Plan

On June 14, 2013, the Company adopted a stockholder rights plan (the “Rights Plan”), which entitles the holders of the rights to purchase from the Company 1/1,000th of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, at a purchase price of $35.00 per share, as adjusted (a “Right”), upon certain trigger events.  In connection therewith, on June 14, 2013, the Company’s board of directors authorized 30,000 shares of Series A Junior Participating Preferred Stock and declared a dividend of one Right per each share of common stock of the Company outstanding as of June 24, 2013.  Each 1/1,000th of a share of Series A Junior Participating Preferred Stock has terms that are substantially the economic and voting equivalent of one share of the Company’s common stock.  However, until a Right is exercised or exchanged in accordance with the provisions of the Rights Plan, the holder thereof will have no rights as a stockholder of the Company, including, but not limited to, the right to vote for the election of directors or upon any matter submitted to stockholders of the Company.  The Rights Plan has a three-year term and the board of directors may terminate the Rights Plan at any time (subject to the redemption of the Rights for a nominal value).  The Rights may cause substantial dilution to a person or group (together with all affiliates and associates of such person or group and any person or group of persons acting in concert therewith) that acquires beneficial ownership of 15% or more of the Company’s stock on terms not approved by the board of directors or takes other specified actions.

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

As of June 30, 2014 and December 31, 2013, we have sold 146,886 shares of common stock to Aspire Capital pursuant to the Purchase Agreement.  Including the Commitment Shares, an aggregate of 227,143 shares of common stock have been issued to Aspire Capital pursuant to the Purchase Agreement.

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

Stock-Based Compensation

The Company recognizes all share-based payments, including grants of stock options and compensatory employee stock purchase plans, in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $485 and $268 of related compensation expense to selling, general and administrative expense and research and development expense, respectively, for the three months ended June 30, 2014, as compared to $483 and $174, respectively, of related compensation expense for the three months ended June 30, 2013. We recorded $953 and $535 of related compensation expense to selling, general and administrative expense and research and development expense, respectively, for the six months ended June 30, 2014, as compared to $603 and $286, respectively, of related compensation expense for the six months ended June 30, 2013. As of June 30, 2014, a total of $4,935 of unrecognized compensation costs related to non-vested stock option awards was outstanding and is expected to be recognized within the next 3.9 fiscal years.

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

During the six months ended June 30, 2014, the following equity awards were made:

•                  Stock option grants of 198,796 shares were granted with a weighted average fair value of $969, determined using an expected dividend yield of 0%, expected stock volatility ranging from 91% to 92%, risk-free interest rates ranging from 2.0% to 2.1% and expected lives of 6.25 years.

•                  RSUs were awarded to certain directors for a total of 25,134 shares.  These RSU’s will vest over the next twelve months at a rate of 1/12 per month.  These RSU’s will be settled for common shares according to the terms of the awards, on the vesting dates.

Warrants

Warrants to purchase 1,613,006 shares of common stock were outstanding at June 30, 2014, as compared to warrants to purchase 1,630,804 shares of common stock outstanding at December 31, 2013.

During the six months ended June 30, 2014, warrants to purchase 2,798 shares of common stock were exercised at a price of AU$6.40 per share for total cash proceeds of $16, and warrants to purchase 15,000 shares of common stock were exercised at a price of AU$6.40 per share in a cashless exercise in which 9,603 shares were surrendered to fund the exercise.

Note 3—Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment were as follows:

	June 30, 2014	December 31, 2013
Office Furniture & Fixtures	$112	$111
Leasehold Improvements	145	145
Software	63	61
Production Equipment	648	574
Computer Equipment	240	204
Total	1,208	1,095
Accumulated Depreciation	(636)	(508)
	$572	$587

Depreciation expense for the three and six months ended June 30, 2014 was $67 and $128, respectively, versus $43 and $83 for the comparable periods in 2013.

Note 4 — Income Taxes

We received a $265 research and development tax credit refund in the quarter ended June 30, 2014, based upon qualified research and development expenditures of our Australian subsidiary for its tax period ended June 30, 2013.  We received a $1,077 research and development tax credit refund in the quarter ended June 30, 2013, based upon qualified research and development expenditures of our Australian subsidiary for its tax period ended June 30, 2012.  We have not completed the Australian tax return for the period ended June 30, 2014; therefore, we have not determined if we will receive a refund and have not reflected a benefit related to the Australian research and development tax credit for that period, as we recognize any benefit only upon receipt.  The Minnesota research and development tax credit is no longer refundable to taxpayers after 2012.  Instead, on a go forward basis, any credit will result in net operating loss carryforwards as the Company currently does not generate taxable income.

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

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue when (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable and free of contingencies or uncertainties; (iii) collectability is reasonably assured; and (iv) product delivery has occurred, which is when product title transfers to the customer, or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations.  Our C-Pulse System is not approved for commercial sale in the U.S. However, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S. sites during our clinical studies.  Consequently, we are able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance companies. Our revenue consists solely of sales of the C-Pulse System to hospitals and clinics who participate in our clinical studies per the terms of the clinical study contracts. For clinical study implant revenue, the product title generally transfers on the date the product is implanted. Product costs incurred for our clinical studies are deemed to be development costs and, accordingly, are expensed to research and development as incurred. Upon commercialization, product costs will be capitalized in inventory and recorded to cost of sales as the inventory is sold.  We do not charge hospitals and clinics for shipping costs and we expense them at the time of shipment.

Foreign Currency Translation and Transactions

Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Results of operations are translated using the average rates prevailing during the reporting period. We have concluded that the functional currency of our U.S.-based parent company is the U.S. Dollar, the functional currency of the Australian subsidiary is the Australian Dollar and the functional currency of the Ireland subsidiary is the European Euro. Translation adjustments result from translating the subsidiaries’ financial statements into our reporting currency, the U.S. Dollar. The translation adjustment has not been included in determining our net loss, but has been reported separately and is accumulated in a separate component of equity.  Transactional gains and losses are included in the determination of net loss as incurred.

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

During the years ended December 31, 2013 and 2012, and through June 30, 2014, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will supersede the current revenue recognition requirements. The amendments in ASU 2014-09 are effective for annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. The effect of this guidance, as well as the transition method, is being evaluated and will depend on the method of transition as well as the nature and significance of transactions upon adoption. The Company will adopt the new guidance beginning in fiscal year 2017.

Financial Overview

We are an early-stage medical device company focused on developing, manufacturing and commercializing our C-

Pulse System for treatment of Class III and ambulatory Class IV heart failure.  Our activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies.  At June 30, 2014, we had an accumulated deficit of $113.7 million and we expect to incur losses for the foreseeable future. To date, we have been funded by private and public equity financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Revenue

Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease)	% Change
$—	$—	$—	N/A

Sales of the C-Pulse System to hospitals and clinics under contract in conjunction with our North American FDA clinical studies historically have generated all of our revenue.  Our C-Pulse System is not approved for commercial sale in the U.S. However, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S sites during our clinical studies.  Consequently, we are able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance companies. No C-Pulse System devices eligible for reimbursement were implanted for which we could recognize revenue in the three-month periods ended June 30, 2014 or 2013. Product costs incurred for our clinical studies are deemed to be development costs and, accordingly, are expensed to research and development as incurred.

Selling, General and Administrative Expense

Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease)	% Change
$2,243,000	$2,150,000	$93,000	4.3%

Selling, general and administrative expense for the three months ended June 30, 2014 was comparable to the expense reported in same period of 2013.  We expect our selling, general and administrative expense will continue to reflect the investment in infrastructure to support our anticipated growth as well as the impact of fluctuating equity compensation expense from quarter to quarter.

Research and Development Expense

Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease)	% Change
$4,413,000	$3,150,000	$1,263,000	40.0%

Our increase in research and development expense for the three months ended June 30, 2014 as compared to 2013 resulted primarily from increased personnel and clinical research infrastructure to support our clinical studies in North America and Europe.  We expect our research and development expense will continue to be above prior year levels throughout 2014 as we add personnel to support our clinical studies and pursue our development efforts.

Other Income, Net

Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease)	% Change
$11,000	$3,000	$8,000	266.7%

Interest income earned on increased cash balances in the current year period resulted in the increase for the three months ended June 30, 2014 as compared to 2013.

Income Tax Benefit

Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease)	% Change
$(265,000)	$(1,077,000)	$(812,000)	(75.4)%

Our income tax benefit for the three months ended June 30, 2014 and 2013 resulted from a research and development tax credit in Australia.  We completed our Australian tax return for the twelve month period ended June 30, 2013 in the second quarter of 2014 and received a $265,000 research and development tax credit refund during the quarter.  We completed our

Australian tax return for the twelve month period ended June 30, 2012 in the second quarter of 2013 and received a $1,077,000 research and development tax credit refund during the quarter. Based on the substantially reduced research and development expenditures in Australia in the periods subsequent to June 30, 2013, future research and development tax credits refunds, if any, are expected to decrease.  At this time, we are working to complete our analysis of the potential research and development tax credit refund that may be available for the period ended June 30, 2014.  The Minnesota research and development tax credit is no longer refundable to taxpayers after 2012.  Instead, on a go forward basis, any credit will result in net operating loss carryforwards as the Company currently does not generate taxable income.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Revenue

Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase (Decrease)	% Change
$59,000	$—	$59,000	N/A

Sales of the C-Pulse System to hospitals and clinics under contract in conjunction with our North American FDA clinical studies historically have generated all of our revenue.  Our C-Pulse System is not approved for commercial sale in the U.S. However, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S sites during our clinical studies.  Consequently, we are able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance companies. One C-Pulse System device was implanted for which we recognized revenue in the six-month period ended June 30, 2014, as compared to none during the six-month period ended June 30, 2013. We expect our revenue will be minimal until we begin enrolling patients in our North American pivotal clinical study at an increased rate and establish reimbursement in our post-marketing study in select countries in Europe. Product costs incurred for our clinical studies are deemed to be development costs and, accordingly, are expensed to research and development as incurred.

Selling, General and Administrative Expense

Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase (Decrease)	% Change
$4,604,000	$4,126,000	$478,000	11.6%

Our increase in selling, general and administrative expense for the six months ended June 30, 2014 as compared to 2013 is attributed to increased infrastructure expenses to support our anticipated growth.  We expect our selling, general and administrative expense will continue to reflect the investment in infrastructure to support our anticipated growth as well as the impact of fluctuating share-based compensation expense from quarter to quarter.

Research and Development Expense

Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase (Decrease)	% Change
$8,476,000	$5,576,000	$2,900,000	52.0%

Our increase in research and development expense for the six months ended June 30, 2014 as compared to 2013 resulted primarily from increased personnel and clinical research infrastructure to support our clinical studies in North America and Europe.  We expect our research and development expense will continue to be above prior year levels throughout 2014 as we add personnel to support our clinical studies and pursue our development efforts.

Other Income, Net

Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase (Decrease)	% Change
$44,000	$6,000	$38,000	633.3%

Foreign currency exchange gains, primarily on intercompany liabilities due from our Australian subsidiary, and interest income earned on increased cash balances in the current year period resulted in the increase for the six months ended June 30, 2014 as compared to 2013.

Income Tax Benefit

Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase (Decrease)	% Change
$(265,000)	$(1,077,000)	$(812,000)	(75.4)%

Our income tax benefit for the six months ended June 30, 2014 and 2013 resulted from a research and development tax credit in Australia.  We completed our Australian tax return for the twelve month period ended June 30, 2013 in the second quarter of 2014 and received a $265,000 research and development tax credit refund during the quarter.  We completed our Australian tax return for the twelve month period ended June 30, 2012 in the second quarter of 2013 and received a $1,077,000 research and development tax credit refund during the quarter. Based on the substantially reduced research and development expenditures in Australia in the periods subsequent to June 30, 2013, future research and development tax credits refunds, if any, are expected to decrease.  At this time, we are working to complete our analysis of the potential research and development tax credit refund that may be available for the period ended June 30, 2014.  The Minnesota research and development tax credit is no longer refundable to taxpayers after 2012.  Instead, on a go forward basis, any credit will result in net operating loss carryforwards as the Company currently does not generate taxable income.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through a series of equity issuances, including the issuance of common shares for net cash proceeds of $16,000 and $14.9 million in the first six months of 2014 and 2013, respectively.  As of June 30, 2014 and December 31, 2013, cash and cash equivalents were $42.1 million and $54.1 million, respectively.

From time to time we may seek to sell additional equity or convertible debt securities or enter into credit facilities.  The sale of additional equity, debt, or convertible debt securities may result in dilution to our stockholders.  If we raise additional funds through the issuance of debt, convertible debt or enter into credit facilities, these securities and debt holders could have rights senior to those of our common stock, and this debt could contain covenants that would restrict our operations and would require us to use cash for debt service rather than our operations.  We may require additional capital beyond our currently forecasted amounts.  Although we have successfully financed our operations through the issuance of common stock to date, any such required additional capital may not be available to us on acceptable terms, or at all.

Cash Flows from Operating Activities

Net cash used in operating activities was $11.9 million and $7.6 million for the six months ended June 30, 2014 and 2013, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation, amortization of warrants issued for services and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $113,000 and $17,000 for the six months ended June 30, 2014 and 2013, respectively. The majority of cash used in investing activities in the six months ended June 30, 2014 was for laboratory and office equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $16,000 and $14.9 million for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by financing activities was attributable to proceeds from sales of our common stock.

Capital Resource Requirements

As of June 30, 2014, we did not have any material commitments for capital expenditures.

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

As of June 30, 2014, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sunshine Heart, Inc.

Date: August 12, 2014	By:	/s/ David A. Rosa
David A. Rosa
Chief Executive Officer and President
(principal executive officer)

Date: August 12, 2014	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer
(principal financial officer)

Exhibit Index

Sunshine Heart, Inc.

Form 10-Q for the Quarterly Period Ended June 30, 2014

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