Form 10-Q
period 2015-03-31
Sunshine Heart, Inc.
filed 2015-05-07
CIK 1506492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 5, 2015 was 18,297,177.

PART I—FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$37,027	$31,293
Accounts receivable	59	59
Other current assets	921	360
Total current assets	38,007	31,712

Property, plant and equipment, net	653	661
Other assets	135	—
TOTAL ASSETS	$38,795	$32,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$705	$—
Accounts payable	2,233	2,079
Accrued salaries, wages, and other compensation	741	1,079
Total current liabilities	3,679	3,158
Long-term debt, net of discount	5,043	—
Total liabilities	8,722	3,158

Commitments and contingencies	—	—

Stockholders’ equity
Series A junior participating preferred stock as of March 31, 2015 and December 31, 2014, $0.0001 par value per share; authorized 30,000 shares, none outstanding	—	—
Preferred stock as of March 31, 2015 and December 31, 2014, $0.0001 par value per share; authorized 39,970,000 shares, none outstanding	—	—
Common stock as of March 31, 2015 and December 31, 2014, par value $0.0001 per share; authorized 100,000,000 shares; issued and outstanding 18,233,185 and 16,982,642, respectively	2	2
Additional paid-in capital	162,451	154,540
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,282	1,272
Accumulated deficit	(133,662)	(126,599)
Total stockholders’ equity	30,073	29,215
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,795	$32,373

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
Net sales	$59	$59
Operating expenses:
Selling, general and administrative	2,186	2,361
Research and development	4,865	4,063
Total operating expenses	7,051	6,424
Loss from operations	(6,992)	(6,365)
Other income (expense), net	(66)	33
Loss before income taxes	(7,058)	(6,332)
Income tax expense	5	—
Net loss	$(7,063)	$(6,332)

Basic and diluted loss per share	$(0. 40)	$(0.38)

Weighted average shares outstanding — basic and diluted	17,509	16,859

Other comprehensive income:
Foreign currency translation adjustments	$10	$(19)
Total comprehensive loss	$(7,053)	$(6,351)

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014
Operating Activities:
Net loss	$(7,063)	$(6,332)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	80	61
Stock-based compensation expense, net	743	632
Amortization of debt discount	14	—
Changes in operating assets and liabilities:
Other current assets	(561)	(468)
Other assets	(135)
Accounts payable and accrued expenses	(162)	(580)
Net cash used in operations	(7,084)	(6,687)

Investing activities:
Purchases of property and equipment	(72)	(46)
Net cash used in investing activities	(72)	(46)

Financing activities:
Net proceeds from the sale of common stock	6,902	16
Proceeds from borrowings on long-term debt	6,000	—
Net cash provided by financing activities	12,902	16

Effect of exchange rate changes on cash	(12)	2
Net increase (decrease) in cash and cash equivalents	5,734	(6,715)
Cash and cash equivalents - beginning of period	31,293	54,136
Cash and cash equivalents - end of period	$37,027	$47,421

Supplement schedule of non-cash activities
Stock options and restricted stock units classified as liabilities, net	$—	$(278)
Warrants issued in connection with debt financing	$266	$—

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Unless otherwise specified or indicated by the context, “Sunshine Heart,” “Company,” “we,” “us” and “our” refer to Sunshine Heart, Inc. and its subsidiaries.

Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Sunshine Heart, Inc. and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Going Concern: The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2014 and 2013 and through March 31, 2015, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At December 31, 2014, the Company had an accumulated deficit of $126.6 million and it expects to incur losses for the foreseeable future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably.

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

Earnings per share: Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares totaling 2,931,306 and 3,512,005 for the three months ended March 31, 2015 and 2014, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those periods.

New Accounting Pronouncements:  In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The standard allows the Company to transition to the new model using either a full or modified retrospective approach, and early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on its business practices, financial condition, results of operations and disclosures.

In August 2014, the FASB amended guidance relating to the presentation and disclosure of the uncertainties of an entity’s ability to continue as a going concern.  This guidance explicitly requires management of a company to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2017, with early adoption permitted. The Company is evaluating the impact that the adoption of this standard will have, if any, on its financial statements and disclosures.

Note 2 - Debt

On February 18, 2015, the Company entered into a loan and security agreement with Silicon Valley Bank for proceeds of up to $10.0 million at an annual interest rate of 7.0%. Under this agreement, the Company received $6.0 million at closing and has available an additional $2.0 million after the notification that the FDA had accepted its statistical interim analysis plan.  The remaining $2.0 million will become available upon the Company enrolling its one hundredth patient in the COUNTER HF trial on or before September 30, 2015. Total borrowings under this facility totaled $6.0 million as of March 31, 2015.

The proceeds from the loan will be used for general corporate and working capital purposes.  The Company is entitled to make interest only payments until January 1, 2016.  Commencing on January 1, 2016, and continuing on the first day of each calendar month thereafter, the Company is required to repay the advances made in twenty-four consecutive equal monthly installments.

The agreement is secured by a security interest in assets of the Company and its current and future subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property. The agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.  Upon repayment of the term loans, the Company is also required to make a final payment to the Lender equal to 5% of the original principal amount of the term loans.

In connection with the loan and security agreement, the Company issued 68,996 warrants at an exercise price of $5.22 per share to Silicon Valley Bank and one of its affiliates. The warrants have a life of ten years and were fully vested at the date of grant. The Company valued these warrants at $3.86 per share utilizing the Black Scholes valuation model utilizing the following assumptions: expected dividend yield of 0%, an expected stock price volatility of 88.07%, a risk-free interest rate of 1.86% and expected option lives of 6.25 years. The value of these warrants was recorded as debt discount in the accompanying balance sheet and will be amortized to interest expense over the term of the debt agreement using the effective interest rate method.  As of March 31, 2015, $252,000 of unamortized debt discount was netted against long-term debt.

Note 3 - Equity

ATM Sales: In March 2014, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company LLC (“Cowen”) to sell from time to time, in “at the market” offerings, shares of its common stock having an aggregate offering price of up to $40.0 million.  During the three months ended March 31, 2015, the Company sold 1,214,395 shares of common stock for net proceeds of $6.9 million after stock issuance costs of $0.2 million. There were no issuances of common stock under this facility in the three months ended March 31, 2014.

As of March 31, 2015, the Company had a total of $32.8 million available for future sales under the Sales Agreement.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(in thousands)	2015	2014
Selling, general and administrative expense	$567	$468
Research and development expense	300	267
Total stock-based compensation expense	$867	$735

Note 5 - Fair Value of Financial Instruments

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

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or Level 3 and there were no movements between these categories during the periods ended March 31, 2015 and December 31, 2014.

Note 6 — Income Taxes

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a full valuation allowance for U.S. and foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements.

As of March 31, 2015, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

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

We are in the process of pursuing regulatory approvals necessary to commercialize our system in the United States.  We completed enrollment of our North American feasibility clinical study in the first half of 2011.  In November 2011, we announced the preliminary results of the six-month follow-up period for the feasibility study and we submitted the clinical data to the FDA.  In March 2012, the FDA notified us that it had completed its review of the C-Pulse System feasibility study data and concluded we met the applicable agency requirements, and further indicated that we could move forward with an investigational device exemption application.  In November 2012, the FDA provided us with unconditional approval to initiate a pivotal study.  We commenced enrollment in our COUNTER HF™ pivotal study in September 2013. The COUNTER HF study is a prospective, randomized, multi-center, controlled study expected to randomize 388 patients in up to 40 clinical sites.

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

On February 25, 2015, we announced that we had received unconditional approval from the FDA to conduct an interim analysis of COUNTER HF.  This interim analysis could reduce the overall duration of the trial. On March 6, 2015, we announced that COUNTER HF, our US pivotal trial, had reached a pre-determined pausing point and we temporarily suspended enrollment in accordance with the study protocol.  After reviewing our IDE supplement that discussed the reasons for the temporary suspension and our plan for study resumption, the FDA requested minor protocol changes before we are allowed to resume patient enrollment into the trial. We submitted the required protocol changes on April 22, 2015 and are awaiting the FDA’s clearance to resume the study. This submission carries up to a 30-day review period by the FDA.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to stock-based compensation, valuation of equity and debt securities, and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, valuations, or various assumptions that are believed to be reasonable under the circumstances. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Going Concern: Our financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2014 and 2013, and through March 31, 2015, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1 to the current period’s condensed consolidated financial statements.

FINANCIAL OVERVIEW

We are an early-stage medical device company focused on developing, manufacturing and commercializing our C-Pulse System for treatment of Class III and ambulatory Class IV heart failure.  Our activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies.  At March 31, 2015, we had an accumulated deficit of $133.7 million and we expect to incur losses for the foreseeable future. To date, we have been funded by private and public equity and debt financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

Revenue

Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)	% Change
$59,000	$59,000	$—	N/A

Sales of the C-Pulse System to hospitals and clinics under contract in conjunction with our North American FDA clinical studies historically have generated all of our revenue.  Our C-Pulse System is not approved for commercial sale in the U.S. However, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S sites during our clinical studies.  Consequently, we are able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance companies. As many private insurance companies and certain governmental institutions have a non-coverage policy for experimental or investigational procedures, we have not been successful in achieving reimbursement for some of our implant procedures. We recognized revenue for one C-Pulse System implant in the three-month periods ended March 31, 2015 and 2014. We expect our revenue will be minimal until we begin enrolling patients in our North American pivotal clinical study at an increased rate and establish reimbursement in our post-marketing study in select countries in Europe. Product costs incurred for our clinical studies are deemed to be development costs and, accordingly, are expensed to research and development as incurred.

Selling, General and Administrative Expense

Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)	% Change
$2,186,000	$2,361,000	$(175,000)	(7.4)%

Our decrease in selling, general and administrative expense for the three months ended March 31, 2015 as compared to

2014 is attributed to the consolidation of certain positions in an effort to increase efficiency.

Research and Development Expense

Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)	% Change
$4,865,000	$4,063,000	$802,000	19.7%

Our increase in research and development expense for the three months ended March 31, 2015 as compared to 2014 resulted primarily from increased personnel and clinical research infrastructure to support our clinical studies in North America and Europe and increased development costs associated with our fully implantable system.  We expect our research and development expense will continue to be above prior year levels throughout 2015 as we add personnel to support our clinical studies and pursue our development efforts.

Other Income (Expense), Net

Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)	% Change
$(66,000)	$33,000	$(99,000)	(300.0)%

The change is primarily due to interest expense related to borrowings outstanding under our term loan with Silicon Valley Bank. We did not incur interest expense charges in 2014 as we did not have any outstanding debt. Foreign exchange rate gains and losses are recorded as other expense.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through a series of equity and debt issuances. During the three months ended March 31, 2015, we entered into a loan agreement with SVB for proceeds of up to $10.0 million, and issued common shares for net cash proceeds of $6.9 million under our Sales Agreement (ATM) with Cowen.  During the period ended March 31, 2014, we issued $16,000 in common shares.  As of March 31, 2015 and December 31, 2014, cash and cash equivalents were $37.0 million and $31.3 million, respectively.

From time to time we may seek to sell additional equity or debt securities or enter into credit facilities.  The sale of additional equity, debt, or convertible debt securities may result in dilution to our stockholders.  If we raise additional funds through the issuance of debt, convertible debt or enter into credit facilities, these securities and debt holders could have rights senior to those of our common stock, and this debt could contain covenants that would restrict our operations and would require us to use cash for debt service rather than our operations.  We may require additional capital beyond our currently forecasted amounts.  Although we have successfully financed our operations through the issuance of common stock, debt, and warrants to date, any such required additional capital may not be available to us on acceptable terms, or at all.

Cash Flows from Operating Activities

Net cash used in operating activities was $7.1 million and $6.7 million for the three months ended March 31, 2015 and 2014, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation, amortization of warrants issued for services and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $72,000 and $46,000 for the three months ended March 31, 2015 and 2014, respectively. The majority of cash used in investing activities in the three months ended March 31, 2015 was for the purchase of laboratory and office equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12.9 million and $16,000 for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities was attributable to debt borrowings and proceeds from sales of our common stock.

Capital Resource Requirements

As of March 31, 2015, we did not have any material commitments for capital expenditures.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents.  We maintain our accounts for cash and cash equivalents principally at one major bank in the United States and one major bank in the United Kingdom.  We have an investment policy that limits our investments to investments in issuers evaluated as creditworthy.  We have not experienced any losses on our deposits of our cash and cash equivalents.

In the United States, we sell our products and services directly to hospitals and clinics.  We do not currently sell in international markets.

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in foreign exchange rates.

We are exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $30,000 on an annual basis.

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

As of March 31, 2015, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 1A.               RISK FACTORS

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 18, 2015, we entered into a loan and security agreement with Silicon Valley Bank (the “Loan Agreement”), and in connection with the loan and security agreement, we issued to the Bank and its affiliate 68,996 warrants (“Warrants”), equal to 6% of the amount of the Term A Loan divided by the Initial Shares Warrant Price (as defined below) (the “Initial Shares”).  The “Initial Shares Warrant Price” equaled the lower of (i) the closing price for a share of the Company’s common stock as reported on NASDAQ for the date on which the Term A Loan advance was made to the Company, and (ii) the average of the closing prices for a share of the Company’s common stock reported for the ten (10) trading days ending on the date of such Term A Loan advance.  The Warrants were fully vested at the date of grant, and have an exercise price of $5.22 and a term of ten (10) years.

Upon the Bank funding the Term B Loan and/or the Term C Loan, the Warrants will automatically become exercisable for an additional number of shares equal to 6% of the amount of the Term B Loan or Term C Loan, as the case may be, divided by the lower of (each, a “Funding Shares Warrant Price”) (i) the closing price for a share of the Company’s common stock as reported on NASDAQ for the date of such Term B Loan advance or Term C Loan advance, as the case may be, and (ii) the average of the closing prices for a share of the Company’s common stock reported for the ten (10) trading days ending on the date of such Term B Loan advance or Term C Loan advance, as the case may be, at an exercise price equal to such Funding Shares Warrant Price.

The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D, in connection with the issuance of the Warrants.  The

Warrants and the shares of common stock issuable under the Warrants have not been registered under the Securities Act, or state securities laws, and may not be offered or sold in the United States without being registered with the SEC or through an applicable exemption from SEC registration requirements.  The recipients of the Warrants in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the electronic records representing such securities in such transactions.  All recipients received adequate information about us.  There were no underwriters employed in connection with the issuance of the Warrants.

The foregoing is a summary of the Warrants and is qualified in its entirety by reference to the complete text of the Loan Agreement and forms of Warrant to Purchase Stock, which are filed as Exhibits 10.1, 4.1 and 4.2, respectively to this Report and incorporated by reference herein.

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

Sunshine Heart, Inc.

Date: May 7, 2015	By:	/s/ David A. Rosa
David A. Rosa
Chief Executive Officer and President
(principal executive officer)

Date: May 7, 2015	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer
(principal financial officer)

Exhibit Index

Sunshine Heart, Inc.

Form 10-Q for the Quarterly Period Ended March 31, 2015

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith

4.1	Warrant to Purchase Stock, dated February 18, 2015, issued to Silicon Valley Bank	8-K	001-35312	February 19, 2015	4.1

4.2	Warrant to Purchase Stock, dated February 18, 2015, issued to Life Science Loans, LLC	8-K	001-35312	February 19, 2015	4.2

10.1	Loan and Security Agreement between Sunshine Heart, Inc. and Silicon Valley Bank dated February 18, 2015	8-K	001-35312	February 19, 2015	10.1

10.2	Termination and Release Agreement dated January 1, 2015 by and between Sunshine Heart, Inc. and William S. Peters					X

10.3	Change in Control Agreement dated January 5, 2015 by and between Sunshine Heart, Inc. and Claudia Drayton †	8-K	001-35312	January 7, 2015	10.1

10.4	Second Amendment to the Sunshine Heart, Inc. New-Hire Equity Incentive Plan †	S-8	333-202904	March 20, 2015	99.12

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†                                         Indicates management compensatory plan, contract or arrangement.