Form 10-Q
period 2015-06-30
Sunshine Heart, Inc.
filed 2015-08-05
CIK 1506492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 3, 2015 was 18,333,153.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,419	$31,293
Accounts receivable	—	59
Other current assets	767	360
Total current assets	34,186	31,712

Property, plant and equipment, net	598	661
Other assets	129	—
TOTAL ASSETS	$34,913	$32,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,895	$—
Accounts payable	1,458	2,079
Accrued salaries, wages, and other compensation	1,235	1,079
Total current liabilities	4,588	3,158
Long-term debt, net of discount	5,801	—
Total liabilities	10,389	3,158

Commitments and contingencies	—	—

Stockholders’ equity
Series A junior participating preferred stock as of June 30, 2015 and December 31, 2014, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Preferred stock as of June 30, 2015 and December 31, 2014, par value $0.0001 per share; authorized 39,970,000 shares, none outstanding	—	—
Common stock as of June 30, 2015 and December 31, 2014, par value $0.0001 per share; authorized 100,000,000 shares: issued and outstanding 18,311,490 and 16,982,642 shares, respectively	2	2
Additional paid-in capital	163,276	154,540
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,266	1,272
Accumulated deficit	(140,020)	(126,599)
Total stockholders’ equity	24,524	29,215
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,913	$32,373

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$—	$—	$59	$59

Operating expenses
Selling, general and administrative	2,348	2,243	4,534	4,604
Research and development	3,991	4,413	8,856	8,476
Total operating expenses	6,339	6,656	13,390	13,080
Loss from operations	(6,339)	(6,656)	(13,331)	(13,021)
Other income (expense), net	(151)	11	(217)	44
Loss before income taxes	(6,490)	(6,645)	(13,548)	(12,977)
Income tax benefit	(132)	(265)	(127)	(265)
Net loss	$(6,358)	$(6,380)	$(13,421)	$(12,712)

Basic and diluted loss per share	$(0.35)	$(0.38)	$(0.75)	$(0.75)

Weighted average shares outstanding — basic and diluted	18,297	16,882	17,903	16,870

Other comprehensive income:
Foreign currency translation adjustments	$(16)	$(3)	$(6)	$(22)
Total comprehensive loss	$(6,374)	$(6,383)	$(13,427)	$(12,734)

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
Operating Activities:
Net loss	$(13,421)	$(12,712)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	158	128
Stock-based compensation expense, net	1,326	1,321
Amortization of debt discount	51	—
Changes in assets and liabilities
Accounts receivable	59	59
Other current assets	(407)	(319)
Other assets	(129)	—
Accounts payable and accrued expenses	(446)	(399)
Net cash used in operations	(12,809)	(11,922)

Investing Activities:
Purchases of property and equipment	(95)	(113)
Net cash used in investing activities	(95)	(113)

Financing Activities:
Net proceeds from the sale of common stock	7,055	16
Proceeds from borrowings on long-term debt	8,000	—
Net cash provided by financing activities	15,055	16

Effect of exchange rate changes on cash	(25)	8
Net increase (decrease) in cash and cash equivalents	2,126	(12,011)
Cash and cash equivalents - beginning of period	31,293	54,136
Cash and cash equivalents - end of period	$33,419	$42,125

Supplement schedule of non-cash activities
Stock options and restricted stock units classified as liabilities, net	$—	$(286)
Warrants issued in connection with debt financing	$355	$—

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Unless otherwise specified or indicated by the context, “Sunshine Heart,” “Company,” “we,” “us” and “our” refer to Sunshine Heart, Inc. and its subsidiaries.

Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Going Concern: The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2014 and 2013 and through June 30, 2015, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At December 31, 2014, the Company had an accumulated deficit of $126.6 million and it expects to incur losses for the foreseeable future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably.

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

Earnings per share: Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares totaling 2,863,583 and 3,643,632 as of June 30, 2015 and 2014, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those periods.

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  On July 9, 2015, the FASB voted to defer the effective date by one year, so this guidance will be effective for the Company’s interim and annual periods beginning January 1, 2018. The Company is currently evaluating the impact that this standard will have on its business practices, financial condition, results of operations and disclosures.

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

In April 2015, the FASB issued amended guidance concerning debt issuance costs in relation to a recognized debt liability to require it be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2016. Early adoption is, however, permitted. The Company is evaluating the timing of adoption and the potential impact on its financial position.

Note 2 - Debt

On February 18, 2015, the Company entered into a loan and security agreement with Silicon Valley Bank for proceeds of up to $10.0 million at an annual interest rate of 7.0%. Under this agreement, a $6.0 million term loan was funded at closing and an additional term loan in the amount of $2.0 million was funded on June 26, 2015.  Availability of the second term loan was conditioned on the U.S. Food and Drug Administration (FDA) granting the Company interim analysis of COUNTER HF™, its U.S. pivotal study for the C-Pulse® Heart Assist System. The Company achieved this regulatory milestone in February 2015.  The remaining $2.0 million term loan will become available upon the Company enrolling its one hundredth patient in the COUNTER HF study on or before September 30, 2015. Total borrowings outstanding under the Silicon Valley Bank facility totaled $8.0 million as of June 30, 2015.

The proceeds from the term loans are used for general corporate and working capital purposes.  The Company is entitled to make interest only payments until January 1, 2016.  Commencing on January 1, 2016, and continuing on the first day of each calendar month thereafter, the Company is required to repay the advances made in twenty-four consecutive equal monthly installments.

The agreement is secured by a security interest in assets of the Company and its current and future subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property. The agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.  Upon repayment of the term loans, the Company is also required to make a final payment to Silicon Valley Bank equal to 5.0% of the original principal amount of the term loans.

Warrants: In connection with funding of the first term loan for $6.0 million, the Company issued 68,996 warrants at an exercise price of $5.22 per share to Silicon Valley Bank and one of its affiliates. The Company valued these warrants at $3.86 per share utilizing the Black Scholes valuation model and the following assumptions: an expected dividend yield of 0%, an expected stock price volatility of 88.07%, a risk-free interest rate of 1.86%, and an expected life of 6.25 years.

In connection with the funding of the second term loan for $2.0 million, the Company issued 32,609 warrants at an exercise price of $3.68 per share to Silicon Valley Bank and one of its affiliates. The Company valued these warrants at $2.71 per share utilizing the Black Scholes valuation model and the following assumptions: an expected dividend yield of 0%, an expected stock price volatility of 87.04%, a risk-free interest rate of 2.20%, and an expected life of 6.25 years.

All warrants have a life of ten years and were fully vested at the date of grant. The value of these warrants was recorded as debt discount in the accompanying balance sheet and will be amortized to interest expense over the term of the debt agreement using the effective interest rate method.  As of June 30, 2015, $304,000 of unamortized debt discount was netted against long-term debt in the accompanying condensed consolidated balance sheet.

Note 3 - Equity

ATM Sales: In March 2014, the Company entered into a sales agreement with Cowen and Company LLC to sell from time to time, in “at the market” offerings, shares of its common stock having an aggregate offering price of up to $40.0 million.  During the six months ended June 30, 2015, the Company sold 1,256,380 shares of common stock for net proceeds of $7.1 million after stock issuance costs of $0.2 million. There were no issuances of common stock under this facility in the six months ended June 30, 2014.

As of June 30, 2015, the Company had a total of $32.6 million available for future sales under the sales agreement.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
(in thousands)	2015	2014
Selling, general and administrative expense	$1,039	$953
Research and development expense	518	535
Total stock-based compensation expense	$1,557	$1,488

Note 5 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The Company believes that the carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities.

Pursuant to the requirements of FASB Accounting Standards Codification Topic 820 “Fair Value Measurement,” the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

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

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or Level 3 and there were no movements between these categories during the periods ended June 30, 2015 and December 31, 2014.

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

As of June 30, 2015, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our subsequent filings with the Securities and Exchange Commission (SEC).

Unless otherwise specified or indicated by the context, Sunshine Heart, Company, we, us and our, refer to Sunshine Heart, Inc. and its subsidiaries.

OVERVIEW

We are an early-stage medical device company developing innovative technologies for cardiac and coronary disease. The Company’s primary product, the C-Pulse® Heart Assist System (C-Pulse System), is an implantable, non-blood contacting, heart assist therapy for the treatment of moderate to severe heart failure, which can be implanted using a minimally invasive procedure. The C-Pulse System is designed to relieve the symptoms of heart failure through the use of counter-pulsation technology by enabling an increase in cardiac function, an increase in coronary blood flow, and a reduction in the heart’s pumping load.

We are in the process of pursuing regulatory approvals necessary to commercialize our system in the United States.  We completed enrollment of our North American feasibility clinical study in the first half of 2011.  In November 2011, we announced the preliminary results of the six-month follow-up period for the feasibility study and we submitted the clinical data to the U.S. Food and Drug Administration (the FDA).  In March 2012, the FDA notified us that it had completed its review of the C-Pulse System feasibility study data and concluded we met the applicable agency requirements, and further indicated that we could move forward with an investigational device exemption application.  In November 2012, the FDA provided us with unconditional approval to initiate a pivotal study.  We commenced enrollment in our COUNTER HF™ pivotal study in September 2013. The COUNTER HF study is a prospective, randomized, multi-center, controlled study expected to randomize 388 patients in up to 40 clinical sites.

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

On February 25, 2015, we announced that we had received unconditional approval from the FDA to conduct an interim analysis of COUNTER HF.  This interim analysis could reduce the overall duration of the trial. On March 6, 2015, we announced that COUNTER HF had reached a pre-determined pausing point and we temporarily suspended enrollment in accordance with the study protocol.  The FDA responded to our pause notification and advised that we submit an investigational device exemption supplement, or IDE, to discuss the reasons for the temporary suspension and a plan for study resumption.  We submitted the document to the FDA on March 16, 2015. On April 16, 2015, we announced that the FDA had reviewed our submission and requested minor protocol changes.  Following our submission of such changes, on May 26, 2015, we announced that the FDA had approved the resumption of patient enrollment in the study.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Going Concern: Our financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2014 and 2013, and through June 30, 2015, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively.

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

FINANCIAL OVERVIEW

We are an early-stage medical device company focused on developing, manufacturing and commercializing our C-Pulse System for treatment of Class III and ambulatory Class IV heart failure.  Our activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies.  At June 30, 2015, we had an accumulated deficit of $140.0 million and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and private and public equity financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Our C-Pulse System is not approved for commercial sale in the United States, however the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S sites during our clinical studies.  As a result, we are able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance companies. As many private insurance companies and certain governmental institutions have a non-coverage policy for experimental or investigational procedures, we have not been successful in achieving reimbursement for some of our implant procedures.

Results of Operations

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

Revenue

Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase (Decrease)	% Change
$—	$—	$—	N/A

Sales of the C-Pulse System to hospitals and clinics under contract in conjunction with our US clinical studies have historically generated all of our revenue.  No C-Pulse System devices eligible for reimbursement were implanted for which we could recognize revenue in the three-month periods ended June 30, 2015 or 2014. We expect our revenue will be minimal until we begin enrolling patients in our US pivotal clinical study at an increased rate and until we establish reimbursement in our post-marketing study in select countries in Europe.

Product costs incurred for our clinical studies are deemed to be development costs and, accordingly, are expensed to research and development as incurred.

Selling, General and Administrative Expense

Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase (Decrease)	% Change
$2,348,000	$2,243,000	$105,000	4.7%

Selling, general and administrative expense for the three months ended June 30, 2015 was comparable to the expense reported in same period of 2014.  The slight increase in expense is the result of a separation payment paid by the Company, partially offset by efficiencies achieved from the consolidation of certain management positions. We expect our selling, general and administrative expense will continue to reflect the investment in infrastructure needed to support our anticipated growth as well as the impact of quarterly fluctuations in equity compensation expense.

Research and Development Expense

Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase (Decrease)	% Change
$3,991,000	$4,413,000	$(422,000)	(9.6)%

The decrease in research and development expense for the three months ended June 30, 2015 as compared to the same period of 2014 resulted primarily from the temporary pause of our COUNTER HF study. The study reached a pre-determined pausing point in March 2015, so we temporarily suspended patient enrollments.  In May 2015, the FDA granted us approval to resume enrollment and we are currently in the process of re-activating study sites and resuming patient enrollment into the study. We expect our research and development expense will grow in future quarters and will be above prior year levels as patient enrollment grows, and we pursue development efforts related to our fully implantable system.

Other Income (Expense), net

Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase (Decrease)	% Change
$(151,000)	$11,000	$(162,000)	N/M

The change in other income (expense), net for the three months ended June 30, 2015 and 2014 as compared to the same period of 2014, is the result of interest charges for borrowings outstanding under our term loan with Silicon Valley Bank. We did not incur interest expense charges in 2014 as we did not have any outstanding debt. Interest income earned on cash deposits and foreign exchange rate gains and losses are also a component of other income (expense), net, however these amounts were immaterial

Income Tax Benefit, net

Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase (Decrease)	% Change
$132,000	$265,000	$(133,000)	(50.2)%

Our income tax benefit for the three months ended June 30, 2015 and 2014 resulted from a research and development tax credit in Australia.  We completed our Australian tax return for the twelve month period ended June 30, 2014 in the second quarter of 2015 and received a $135,000 research and development tax credit refund during the quarter.  We completed our Australian tax return for the twelve month period ended June 30, 2013 in the second quarter of 2014 and received a $265,000 research and development tax credit refund during the quarter. We have substantially reduced research and development expenditures in Australia, so future research and development tax credits refunds, if any, are expected to decrease.  At this time, we are working to complete our analysis of the potential research and development tax credit refund that may be available for the twelve month period ended June 30, 2015.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Revenue

Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase (Decrease)	% Change
$59,000	$59,000	$—	—%

Sales of the C-Pulse System to hospitals and clinics under contract in conjunction with our US FDA clinical studies have historically generated all of our revenue.  One C-Pulse System device was implanted for which we recognized revenue in the six-month periods ended June 30, 2015, and June 30, 2014. We expect our revenue will be minimal until we begin enrolling patients in our US pivotal clinical study at an increased rate and until we establish reimbursement in our post-marketing study in select countries in Europe.

Product costs incurred for our clinical studies are deemed to be development costs and, accordingly, are expensed to research and development as incurred.

Selling, General and Administrative Expense

Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase (Decrease)	% Change
$4,534,000	$4,604,000	$(70,000)	(1.5)%

Selling, general and administrative expense for the six months ended June 30, 2015 was comparable to the expense reported in the same period of 2014. We expect our selling, general and administrative expense will continue to reflect the investment needed in infrastructure to support our anticipated growth, as well as the impact of quarterly fluctuations in equity compensation expense.

Research and Development Expense

Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase (Decrease)	% Change
$8,856,000	$8,476,000	$380,000	4.5%

The increase in research and development expense for the six months ended June 30, 2015 as compared to the same period of 2014 resulted primarily from increased personnel and clinical research infrastructure to support our clinical studies in the U.S. and Europe and increased development costs associated with our fully implantable system. This increase was partially offset by lower clinical expenditures during our second quarter of the year as a result of the temporary pause in our COUNTER HF trial. The trial reached a pre-determined pausing point in March 2015, so we temporarily suspended patient enrollments. In May 2015, the FDA granted us approval to resume enrollment and we are currently in the process of re-activing study sites and resuming patient enrollment into the study.  We expect our research and development expense will continue to grow and will be above prior year levels throughout 2015 as patient enrollment grows and we pursue development efforts related to our fully implantable system.

Other Income (Expense), net

Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase (Decrease)	% Change
$(217,000)	$44,000	$(261,000)	593.2%

The change in other income (expense), net is the result of interest charges related to borrowings outstanding under our term loan with Silicon Valley Bank. We did not incur interest expense charges in 2014 as we did not have any outstanding debt. Interest income earned on cash deposits and foreign currency exchange rate gains and losses are also a component of other income (expense), net, however these amounts were immaterial

Income Tax Benefit, net

Six Months Ended June 30, 2014	Six Months Ended June 30, 2014	Increase (Decrease)	% Change
$127,000	$265,000	$(138,000)	(52.1)%

Our income tax benefit, net for the six months ended June 30, 2015 and 2014 resulted from a research and development tax credit in Australia.  We completed our Australian tax return for the twelve month period ended June 30, 2014 in the second quarter of 2015 and received a $135,000 research and development tax credit refund during the quarter.  We completed our Australian tax return for the twelve month period ended June 30, 2013 in the second quarter of 2014 and received a $265,000 research and development tax credit refund during the quarter. We have substantially reduced research and development expenditures in Australia, so future research and development tax credits refunds, if any, are expected to decrease.  At this time, we are working to complete our analysis of the potential research and development tax credit refund that may be available for the twelve month period ended June 30, 2015.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through a series of equity and debt issuances. During the six months ended June 30, 2015, we entered into a loan agreement with Silicon Valley Bank for proceeds of up to $10.0 million, and issued common shares for net cash proceeds of $7.1 million under our sales agreement with Cowen and Company LLC.

During the period ended June 30, 2014, we received cash proceeds of $16,000 in connection with the exercise of certain warrants.  As of June 30, 2015 and December 31, 2014, cash and cash equivalents were $33.4 million and $31.3 million, respectively.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $12.8 million and $11.9 million for the six months ended June 30, 2015 and 2014, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation, amortization of debt discount, and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $95,000 and $113,000 for the six months ended June 30, 2015 and 2014, respectively. The majority of cash used in investing activities was for the purchase of laboratory and office equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15.1 million and $16,000 for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities was attributable to debt borrowings and proceeds from sales of our common stock.

Capital Resource Requirements

As of June 30, 2015, we did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

In April 2015, we amended our lease agreement for our office space leased in Eden Prairie, Minnesota, to extend it for an additional thirty-six months beyond its original expiration date. This amended lease agreement expires March 31, 2019.

On June 26, 2015, we closed on a second term loan with Silicon Valley Bank which requires that we complete an equity financing resulting in unencumbered net cash proceeds in an amount of at least $20.0 million by March 31, 2016.

Except as disclosed above, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Forward-Looking Statements and Risk Factors

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

We do not currently sell our products in US or in international markets. All of our revenue to date has been generated by reimbursement related to our US clinical studies.

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in foreign exchange rates.

We are exposed to declines in the interest rates paid on deposited funds.  A hypothetical 100 basis point decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $30,000 on an annual basis.

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

As of June 30, 2015, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 1A.                   RISK FACTORS

I You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock.  We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Sunshine Heart, Inc.

Date: August 5, 2015	By:	/s/ David A. Rosa
David A. Rosa
Chief Executive Officer and President
(principal executive officer)

Date: August 5, 2015	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer
(principal financial officer)

Exhibit Index

Sunshine Heart, Inc.

Form 10-Q for the Quarterly Period Ended June 30, 2015

Exhibit Number	Description

10.1

Second Amendment to Lease, dated April 20, 2015, by and between the Company and Capital Partners Industrial Fund I, LLLP dba Prairie Crossroads Business Center (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2015).

10.2*	Separation and Release Agreement, dated June 19, 2015, by and between the Company and Kimberly A. Oleson.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**Furnished herewith.