Form 10-K
period 2015-12-31
Sunshine Heart, Inc.
filed 2016-03-15
CIK 1506492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the June 30, 2015 closing sale price of $3.45 per share) was approximately $62.5 million.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 11, 2016 was 18,357,796 shares.

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

We are an early-stage medical device company focused on developing, manufacturing and commercializing our C-Pulse® Heart Assist System (the “C-Pulse System”) for treatment of Class III and ambulatory Class IV heart failure. The C-Pulse System utilizes the known concept of counterpulsation applied in an extra-aortic approach to assist the left ventricle by reducing the workload required to pump blood throughout the body, while increasing blood flow to the coronary arteries.

We are in the process of pursuing regulatory approvals necessary to sell our system in the United States. We completed enrollment of our North American feasibility clinical study in the first half of 2011. In November 2011, we announced the preliminary results of the six-month follow-up period for the feasibility study and we submitted the clinical data to the U.S. Food and Drug Administration (the “FDA”). In March 2012, the FDA notified us that it had completed its review of the C-Pulse System feasibility study data and concluded we met the applicable agency requirements, and further indicated that we could move forward with an investigational device exemption (“IDE”) application. In October 2012, we announced the results of the 12-month follow-up period for the feasibility study. In November 2012, the FDA provided us with unconditional approval to initiate a pivotal study and we commenced enrollment in our COUNTER HF™ study in September 2013.  The COUNTER HF study was designed to enroll 388 patients randomized 1:1 to treatment (C-Pulse implantation) versus optimal medical therapy, at up to 40 participating hospitals and clinics.  The primary efficacy endpoint of the study was defined as freedom from worsening heart failure resulting in hospitalization, LVAD implantation, cardiac transplantation or heart failure related death.  In February 2015, we announced that we had received unconditional approval from the FDA to conduct an interim analysis of COUNTER HF, which could have reduced the overall duration of the trial. In March 2015, we announced that COUNTER HF had reached a pre-determined pausing point and we temporarily suspended enrollment in accordance with the study protocol.  In May 2015 we announced that the FDA approved resumption of patient enrollment into the study and we began the process of reactivating clinical sites and of resuming enrollment of patients into the study. We concluded 2015 with 66 enrollments, 35 randomizations, 29 activated centers and 9 additional centers committed to participate. As we evaluated the pace of enrollment into our pivotal and post market studies, we determined that enrolling these studies would take much longer than anticipated as a result of the invasiveness of the implant procedure and requirements imposed by the trial design. As a result, on March 3, 2016, we announced that we are no longer enrolling patients into the COUNTER HF and OPTIONS HF studies and that we plan to pursue a new strategic direction, as discussed below under “Our Strategy.”

We obtained CE Mark for the C-Pulse System in July 2012. In order to gain additional clinical data and support reimbursement in Europe, we initiated a 50-patient post-market study in Europe to evaluate endpoints similar to those for our U.S. pivotal study. We commenced enrollment in our OPTIONS HF study in the second quarter of 2013. We concluded 2015 with a total of 15 implants performed prior to the termination of enrollment in the OPTIONS HF study.

We incurred net losses of $26.6 million, $25.6 million, and $21.8 million in the years ended December 31, 2015, 2014 and 2013, respectively. Historically, sales of the C-Pulse System to hospitals and clinics under contract in conjunction with our North American

FDA clinical studies have generated all of our revenue.  The C-Pulse System is not approved for commercial sale but the FDA has assigned it to a Category B designation, making it eligible for reimbursement at certain U.S. sites during our clinical studies.  However, since certain insurance companies and government institutions have a non-coverage policy for experimental or investigational procedures, we have not been successful in achieving reimbursement for some implant procedures and have generated only limited revenue from our clinical studies.  Since we have terminated enrollment in our OPTIONS HF and COUNTER HF clinical trials, we have no current source of revenue to sustain our present activities.  We do not expect to generate any revenue from clinical trials during fiscal 2016 and we expect to incur significant net losses as we continue to conduct clinical studies and pursue commercialization.

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

Our Strategy

Our goal is to become a market leader in the treatment of moderate to severe heart failure through the commercialization of the C-Pulse System and complementary technologies, and to continue the development of the system to make it more convenient for patients and physicians. We believe that our technology will provide us with a competitive advantage in the market for treating specific segments of heart failure patients.

On March 3, 2016, we announced a new strategic direction. We are currently working with our investigators to develop the specifics of our revised clinical and product development strategy. Our new strategic direction includes the following two high level objectives:

•                  in the near term, pursuing a shorter clinical trial to generate incremental data to further demonstrate the clinical benefits of C-Pulse therapy, which will be used to support and expedite the U.S. regulatory approval of a fully implantable device. This will include making relatively minor modifications to the current C-Pulse device, as further discussed below, and

•                  in the longer term, focusing additional resources on accelerating development of a fully-implantable system, which we ultimately believe will benefit our business and prospects.

To achieve our objectives, we intend to:

•                  Assess the value of counterpulsation therapy with our current device - Based on clinical data to date, we believe the optimal benefit from the C-Pulse System can be reached in the first 6 months of therapy. For that reason, we plan to pursue a short-

term clinical study to provide further evidence of recovery or restaging and further demonstrating the benefits of the C-Pulse System becoming a “short-term” therapy. Prior to commencing this trial, we plan to make certain improvements to the current C-Pulse System, as further discussed below.  We believe these improvements, combined with a shorter duration of the trial and therapy, which will reduce the risk of infection, will increase patient acceptance of the current C-Pulse System.

•                  Continue development of the C-Pulse System to ensure a minimally invasive approach and increase therapy acceptance in Class III heart failure patients - We believe it will be important to continue refining the C-Pulse System to make it more appealing for both patients and physicians. Since completing our 21-patient North American feasibility study, we have made several improvements to the C-Pulse System based on the feasibility study outcomes and feedback we received from surgeons and patients during the feasibility study. These changes include enhancements to our Driver, Cuff, and Percutaneous Interface Leads (“PIL”), among others. We are currently in the process of reviewing and making further improvements to our current C-Pulse System in response to feedback received from patients and physicians during the COUNTER HF and OPTIONS HF studies.  Our goal is to make the implant procedure less invasive, improve reliability of the system, specifically to extend the life of the external driver and reduce the need for frequent driver replacements.  We also intend to accelerate the funding for a fully implantable system which we believe will greatly increase the acceptance of the therapy. We have completed initial animal studies of a fully-implantable C-Pulse System featuring a fully implantable Pump and Cuff, which would eliminate the need for a percutaneous driveline, thus addressing the risk of infections at the skin exit sites and increasing the patient’s comfort.

•                  Investigate the potential of neuromodulation effects of counterpulsation — Recently published data from our European OPTIONS HF study shows clinically meaningful improvement in mean left ventricular ejection fraction along with strong trends on improvement of functional capacity and neurohormonal levels, which leads us to believe that aortic extravascular counterpulsation has neuromodulatory effects in addition to a hemodynamic impact. We are in the early stages of evaluating the recovery capabilities of counterpulsation and have begun studies that directly measure the effect of C-Pulse on sympathetic nerve activity.

•                  Pursue adjacent and synergistic technologies that treat patients with Class III heart failure — Our goal is to become a leader in the treatment of patients with moderate to severe heart failure. To that end, we intend to pursue applications of our technology in areas that are complementary and synergistic to our existing therapy, as well as pursuing adjacent technologies that we believe will benefit the patient population we are seeking to address.

Our System

The C-Pulse System is based on the concept of counterpulsation applied in an extra-aortic approach to assist the left ventricle by reducing the workload required to pump blood throughout the body, while increasing blood flow to the coronary arteries. Combined, these potential benefits may help sustain the patient’s current condition or, in some documented cases, reverse the heart failure process, thereby potentially preventing or delaying the need for later-stage heart failure devices, such as LVADs or artificial hearts, or for transplants. It may also provide relief from the symptoms of Class III and ambulatory Class IV heart failure, and improve quality of life and cardiac function. Based on the results from our feasibility study, we also believe that some patients treated with the C-Pulse System may be able to stop using the device due to sustained improvement in their conditions as a result of the therapy.

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

Surgeons in the feasibility phase of our clinical study initially implanted the C-Pulse System in patients via a full sternotomy and then via a mini-thoracotomy. During the feasibility study, this minimally invasive procedure was developed to allow the C-Pulse System to be implanted via a small pacemaker-like incision between the patient’s ribs and sternum, rather than through a full sternotomy. The first implant using this less invasive procedure was completed in 2010. Patients implanted via a minimally invasive procedure typically require a hospital stay of four to seven days in connection with implantation of the C-Pulse System, after which they return home. This compares to an average hospital stay of 14 days for patients implanted with the C-Pulse System via a full sternotomy.  Therefore, we believe that a less invasive approach can reduce procedural time, hospital stays, overall cost and patient risk as compared to treatment options that require a full sternotomy. Surgeon experience and feedback during our COUNTER HF study indicated that this minimally invasive procedure, while possible to perform, was complex.  As a result, we intend to make further improvements to our surgical approach to simplify it and make it accessible to all surgeons participating in a future study.

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

Clinical Development

Our North American feasibility clinical study was primarily designed to assess safety and provide indications of performance of the C-Pulse System in moderate to severe heart failure patients who suffer from symptoms such as shortness of breath and reduced mobility. In the first half of 2011, we completed enrollment and implantation of 20 patients in the study and received FDA approval of an expansion protocol to allow us to implant additional patients and add two centers to our feasibility study, which enabled expansion of the cohort to 21 patients. We do not have plans to implant any additional patients in our North American feasibility study at this time.

In November 2011, we announced the preliminary results of the six-month follow-up period for the feasibility study and we submitted the clinical data to the FDA. The table below summarizes updated results from the six-month follow-up data as well as the 12-month data, which became available in June 2012. In July 2012, we also completed a two-year follow-up for a patient implanted with our system.

Summary of Efficacy Measures

All Patients Mean (Average) ± Standard Deviation (Range) (1)
Parameter	Change from Baseline(2) at 6 months Number of Patients=16 (3)	Change from Baseline(2) at 12 months Number of Patients=13 (4)	Interpretation

Quality of Life (MLWHF score)(5)	-23.8 ± 18.4	-24.3 ± 15.8

A reduction of seven points (-7) demonstrates material improvement in patient quality of life. Average patient results at six and 12 months were more than three times the reduction needed to show a material improvement in quality of life using the MLWHF standard.

NYHA Class	-1.1 ± 0.8	-1.2 ± 0.8	Material reduction to NYHA Class for most patients as indicated in footnote 6 below.
Six Minute Hall Walk (meters)	30.1 ± 64.9	52.0 ± 64.9

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

(6)         The table below summarizes the data from the follow-up periods indicated for NYHA Class:

Follow-up Period	No Change	1 Class Reduction	2 Class Reduction	3 Class Reduction

6 months	4	7	5	0
12 months	2	8	2	1

Each decrease in NYHA Class represents an improvement to a patient’s heart failure symptoms or a reduction in the patient’s functional limitations.

Summary of Safety Device-Related Severe Adverse Events at Six and 12 Months (1)

	All Subjects (N=21)
	6 months	12 months
Aortic Disruption (e.g., aortic rupture)(2)	1	1
Neurological Dysfunction (e.g., stroke)	0	0
Myocardial Infarction (heart attack)	0	0
Major Infection
• Localized Non-Device Infection—PICC Line (3)	1	1
• Drive-Line Exit Site or Pocket Infection (4)	8	8
• Internal Pump Component, Inflow or Outflow Tract Infection PIL (Replaceable Portion of Drive-line)	1	1
• Sepsis (5)	0	0
Acute Renal Dysfunction (6)	1	1
Patients Re-hospitalized due to Worsening Heart Failure	0	0

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

We believe the six-month and 12-month follow-up results demonstrate the feasibility of the C-Pulse System implantation procedure and provide indications of safety and efficacy of the C-Pulse System in patients with moderate to severe heart failure and submitted the data to the FDA. In March 2012, the FDA notified us that it had completed its review of the C-Pulse System feasibility study data and concluded we met the applicable agency requirements, and further indicated that we could move forward with an IDE application.

In November 2012, the FDA provided us with approval to initiate a pivotal study. The COUNTER HF study was designed to enroll 388 patients randomized 1:1 to treatment (C-Pulse implantation) versus optimal medical therapy, at up to 40 participating hospitals and clinics.  The primary efficacy endpoint of the study was defined as freedom from worsening heart failure resulting in hospitalization, LVAD implantation, cardiac transplantation or heart failure related death.  We commenced enrollment of the COUNTER HF pivotal study in the third quarter of 2013.  In February 2015, we announced that we had received unconditional approval from the FDA to conduct an interim analysis of COUNTER HF, which could have reduced the overall duration of the trial. In March 2015, we announced that COUNTER HF had reached a pre-determined pausing point and we temporarily suspended enrollment in accordance with the study protocol.  In May 2015, we announced that the FDA had approved resumption of patient enrollment in the study, and we began the process of reactivating clinical sites and of resuming patient enrollment into the study. As we evaluated the pace of enrollment into our pivotal and post market studies, we determined that enrolling these studies would take much longer than anticipated as a result of the invasiveness of the implant procedure and requirements imposed by the trial design. As a result, on March 3, 2016 we announced that we are no longer enrolling patients into the COUNTER HF and OPTIONS HF studies and that we plan to pursue a new strategic direction, as discussed above under “Our Strategy.”

We intend to initiate discussions with the FDA on a revised clinical study protocol for a new study in which patients will remain on therapy for a shorter duration. We believe the optimal benefit from the C-Pulse System can be reached in the first 6 months of therapy, and we plan to seek approval for a trial design that reflects this belief.

We recently published (Schultz et al. Med. Sci. Monit Basic Res, 2016;22) interim data from the OPTIONS HF post market study demonstrating significant and clinically meaningful improvement in ejection fraction from 24.3±7.9% at baseline to 44.5±4.5% at 6 months (p<0.0001). One patient was also weaned from device. A more complete analysis from OPTIONS HF has been accepted for presentation at the ESC Heart Failure Association meeting in Florence on May 21, 2016.

Research and Development

Our research and development expense totaled $17.7 million, $16.9 million and $13.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Research and development costs include activities related to research, development, design, testing and manufacturing of prototypes of our system as well as costs associated with certain clinical and regulatory activities.

Since completing our 21-patient North American feasibility study, we have made several improvements to the C-Pulse System based on the patient outcomes and feedback we received from surgeons and patients during the study.

We have completed initial animal studies of a next generation C-Pulse system, featuring a fully implantable Pump and Cuff, which would eliminate the need for a percutaneous driveline, thus reducing the risk of infection and increasing the patient’s comfort. While we continue to assess the commercial application of our current C-Pulse System, we believe development of a next-generation, fully implantable system would benefit our business and prospects.

As we evaluated the pace of enrollment into our pivotal and post market studies, we determined that enrolling these studies would take much longer than anticipated as a result of the invasiveness of the implant procedure and requirements imposed by the trial design. As a result, on March 3, 2016, we announced that we are no longer enrolling patients in the COUNTER HF and OPTIONS HF studies, and that we plan to pursue a new strategic direction, as discussed above under “Our Strategy”.  Our revised strategy includes (1) making improvements to the current C-Pulse System based on physician and patient feedback and modifying our current surgical approach to make the implant procedure less invasive, both of which we believe will enhance patient acceptance of our therapy and (2) immediately focusing additional resources on our longer-term goal of accelerating development of a fully-implantable system.

While we have stopped enrolling patients in our clinical studies and have been and continue to be focused on reducing our operating expenses in the near term, we expect our future research and development expenses to increase as we conduct further clinical studies and focus on the development of our fully-implantable system.

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

We obtained CE Mark in July 2012.  In the second quarter of 2013, we initiated enrollment in a 50-patient post-market study of our system in Europe.  We retained consultants to analyze the conditions in various European countries for potential reimbursement for our system and the capabilities of existing hospitals and clinics to implant the C-Pulse System properly and understand the potential benefits of our system. We initially planned to sell our system in Germany, the UK and Austria, which we believed to be the largest potential European markets for our system and have supported reimbursement for heart failure technologies in the past. We have not obtained approval for reimbursement in any European country although we have received an NUB status 4 in Germany, making our device eligible for reimbursement on a case by case basis. The timing for full commercial release into European and other markets where we could leverage the existing CE Mark is uncertain and will depend on, among other factors, the success of our initial sales efforts in Europe, the results of our clinical studies, and the other factors described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

As we evaluated the pace of enrollment into our pivotal and post market studies, we determined that enrolling these studies would take much longer than anticipated as a result of the invasiveness of the implant procedure and requirements imposed by the trial design. As a result, on March 3, 2016, we announced that we are no longer enrolling patients in the COUNTER HF and OPTIONS HF studies, and that we plan to pursue a new strategic direction, as discussed above under “Our Strategy”.  Since we have terminated enrollment in our OPTIONS HF and COUNTER HF clinical trials, we do not expect any revenue from the C-Pulse System during fiscal 2016.

Manufacturers and Suppliers

The C-Pulse System has been implanted only in connection with clinical studies. We outsource most of the manufacturing of our system to suppliers with our activities primarily directed toward supply chain management and distribution of our system to clinics and hospitals. A number of critical components of the C-Pulse System, including the balloon, driver unit and interface lead are provided by outside suppliers and tested by us in-house. Our suppliers include large and small U.S.-based and international manufacturers of medical device components. In 2013, we moved the assembly of the balloon and cuff, along with the related marking and packaging operations, to our Eden Prairie, Minnesota facility. These processes occur under a clean room environment.  Our quality system complies with the latest requirements of ISO 13485:2003, EN ISO 13485:2012, Active Medical Device Directive (AIMD) 90/385/EEC and the US FDA Quality Systems Regulations 21 CFR Part 820.

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

Intellectual Property

We have established an intellectual property portfolio through which we seek to protect our system and technology. As of December 31, 2015, our portfolio consisted of over 75 issued patents in the United States and abroad. We also had more than 35 patent applications pending as of that date. Our patents and patent applications cover various aspects of both the methodology as well as the design of the C-Pulse System device and related components.

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

Competition

Competition from medical device companies and medical device divisions of health care companies, pharmaceutical companies and gene- and cell-based therapies is intense and expected to increase. The vast majority of Class III and Class IV heart failure patients still receive pharmacological treatment and a smaller percentage are treated with LVADs and other medical devices. We are not aware of any direct competitors that offer devices residing outside the vascular system for treatment of Class III and ambulatory Class IV heart failure, and therefore we continue to expect new competitors both from the pharmacological and the medical device space. Among the other medical device competitors that treat or may treat Class III or ambulatory Class IV heart failure patients are Berlin Heart GmbH, HeartWare International Inc., Jarvik Heart, Inc., ReliantHeart, Inc., and St. Jude Medical Corporation, as well as a range of other specialized medical device companies with devices at varying stages of development. Some of these competitors are larger than we are and have significantly greater financial resources and name recognition than we do.

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

•                  regulatory approvals; and

•                  intellectual property protection.

We believe the C-Pulse System’s lower risk profile, resulting from its position outside a patient’s vascular system, the ability to temporarily disconnect the C-Pulse System without harm to the patient, and the less invasive manner in which the C-Pulse System can be implanted, will help our system effectively compete in the markets where it is approved for sale.

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

The regulatory agency in Canada is Health Canada.  Medical Devices are governed under the Health Products and Food Branch in the office of the Therapeutic Products Directorate (TPD).  The Medical Device regulation is SOR-98-282 which governs clinical studies.  We are currently in the process of closing the investigational study at one clinical site in Canada.

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

Employees

As of December 31, 2015, we had 38 employees, consisting of 37 full-time and 1 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

Our principal executive offices are located at 12988 Valley View Road, Eden Prairie, Minnesota 55344, and our telephone number is (952) 345-4200. Our website address is www.sunshineheart.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and, going forward, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on, or that may be accessed through, our website is not incorporated by reference into and should not be considered a part of this Annual Report on Form 10-K.

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

We are an early-stage company with a history of incurring net losses. We have incurred net losses since our inception, including net losses of $26.6 million, $25.6 million, and $21.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, our accumulated deficit was $153.2 million. We do not have any products that have been approved for marketing in the United States, we have not established any sales capability outside of the United States, and we continue to incur research and development and general and administrative expenses related to our operations. We expect to continue to incur significant and increasing operating losses for the foreseeable future as we incur costs associated with the conduct of clinical studies and our research and development programs (including, in particular, in connection with our next-generation, fully-implantable system and research regarding the potential neuromodulatory effect of the system), seek regulatory approvals, expand our sales and marketing capabilities, increase manufacturing of our system and comply with the requirements related to being a U.S. public company listed on NASDAQ. To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. This will require us to succeed in a range of challenging activities, including conducting clinical studies, obtaining regulatory approvals, manufacturing products and marketing and selling commercial products. There can be no assurance that we will succeed in these activities, and we may never generate revenues sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

The report of our independent registered public accounting firm issued in connection with its audit of our financial statements for the fiscal year ended December 31, 2015 expresses substantial doubt about our ability to continue as a going concern. We will need additional funding to continue operations, which may not be available to us on favorable terms or at all.

We have no products currently available for commercial sale in the United States and, although we have CE Mark, we have not commenced commercial sales in the European Union, and we have terminated enrollment in our OPTIONS HF clinical trial in the European Union. To date, we have generated only limited revenue from our clinical studies, and since we are no longer enrolling in our OPTIONS HF and COUNTER HF clinical trials, we have no current source of revenue to sustain our present activities.  We do not expect to generate any revenue from clinical trials in during 2016. The report of our independent registered public accounting firm issued in connection with its audit of our financial statements for the fiscal year ended December 31, 2015 expresses substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses for the foreseeable future as we incur costs associated with the conduct of clinical studies and our research and development programs (including, in particular, in connection with our next-generation, fully-implantable system and research regarding the potential neuromodulatory effect of the system), seek regulatory approvals, expand our sales and marketing capabilities, increase manufacturing of our system and comply with the requirements related to being a U.S. public company listed on NASDAQ. Substantial additional funding will be needed and may not be available on terms favorable to us, or at all. In addition, the risk that we may not be able to continue as a going concern may make it more difficult to obtain necessary additional funding on terms favorable to us, or at all. We expect to seek additional financing during the second half of fiscal 2016.  If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and manufacturers may be harmed, and we may not be able to continue our operations.

Our near-term prospects are highly dependent on the development of a single product, the C-Pulse System. If we fail to obtain the regulatory approvals necessary to sell the C-Pulse System or fail to successfully commercialize this system, our business and prospects would be harmed significantly.

Our near-term prospects are highly dependent on the development of a single product, the C-Pulse System, and we have no other product candidates in active development at this time. We are in the process of pursuing regulatory approvals necessary to sell our system in the United States, which we believe has the largest market potential for our product. We completed enrollment of our North American feasibility clinical study in the first half of 2011. In November 2011, we announced the preliminary results of the six-month follow-up period for the feasibility study and we submitted the clinical data to the FDA. In March 2012, the FDA notified us that it had completed its review of the C-Pulse System feasibility study data and concluded we met the applicable agency requirements, and further indicated that we could move forward with an IDE application. In November 2012, the FDA provided us with unconditional approval to initiate a pivotal study. The COUNTER HF™ study was designed to enroll 388 patients randomized 1:1 to treatment (C-Pulse implantation) versus optimal medical therapy, at up to 40 participating hospitals and clinics. The primary efficacy endpoint of the study was defined as freedom from worsening heart failure resulting in hospitalization, LVAD implantation, cardiac transplantation or heart failure related death. We commenced enrollment in COUNTER HF in September 2013. In February 2015, we announced that we had received unconditional approval from the FDA to conduct an interim analysis of COUNTER HF, which could have reduced the overall duration of the trial. In March 2015, we announced that COUNTER HF had reached a pre-determined pausing point and we temporarily suspended enrollment in accordance with the study protocol. In May 2015, we announced that the FDA had approved resumption of patient enrollment in the study and we began the process of reactivating clinical sites and of resuming enrollment of patients into the study. We concluded 2015 with 66 enrollments, 35 randomizations, 29 activated centers, and 9 additional centers committed to participate. On March 3, 2016, we announced that we are no longer enrolling patients into the COUNTER HF and OPTIONS HF studies and that we plan to pursue a new strategic direction, as discussed under Part I, Item 1 “Business—Our Strategy” in this Annual Report on Form 10-K.

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

We will need to raise additional capital in the future.  If additional capital is not available, we will have to delay, reduce or cease operations.

Although we believe that our cash on hand will fund our operations until sometime in the second half of 2016 while remaining in compliance with the terms of our loan agreement with Silicon Valley Bank, we need to raise additional capital to continue to fund the further development of the C-Pulse System and our operations thereafter.  As such, we expect to seek additional financing during the second half of 2016.  Changing circumstances may cause us to consume capital significantly faster than we currently anticipate and could adversely affect our ability to raise additional capital.  Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis or at all, we may breach our liquidity covenant under our loan agreement with Silicon Valley Bank, in which case, we would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted cash in an amount equal to 50% of the amount then outstanding under the loan agreement.  If adequate funds are not available to us on a timely basis or at all, we would likely be required to significantly reduce our operations and may not be able to continue the development of the C-Pulse System.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•                  the time and resources required to further develop, conduct clinical studies, and obtain reimbursement and regulatory approvals for, our products;

•                  the expenses we incur for the research and development required to maintain and improve our system, develop the next-generation, fully-implantable system and research the potential neuromodulatory effect of the system;

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

We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfall in financing. Accordingly, a significant shortfall in available financing could have an immediate and material impact on our business, results of operations and financial condition.

Our loan agreement subjects us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.

As of December 31, 2015, we had $8.0 million outstanding under our loan and security agreement with Silicon Valley Bank.  Borrowings under this agreement are secured by a security interest in all of our assets and our current and future subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property. The agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict our ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.  In December 2015, we agreed to an amendment of the loan agreement that removed the requirement to raise a minimum of $20.0 million in unencumbered net cash proceeds from the issuance and sale of our equity securities by March 31, 2016 but added a liquidity covenant requiring us to maintain cash and cash equivalents in an amount equal to or greater than eight times our monthly cash burn amount.

These covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control. If we are not compliant with certain covenants, there is no guarantee that the bank will waive any noncompliance or agree to amend certain covenants in the future. If a default were to occur and not be waived, such default could cause, among other remedies, all of the outstanding indebtedness under our loan agreement to become immediately due and payable. In such an event, our liquid assets might not be sufficient to meet our repayment obligations, and we might be forced to liquidate collateral assets at unfavorable prices or our assets may be foreclosed upon and sold at unfavorable valuations.

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

If our manufacturers or our suppliers are unable to provide an adequate supply of our system if our system is approved for commercialization, our growth could be limited and our business could be harmed.

In order to produce the C-Pulse System in the quantities that may be required to meet market demand if the system is approved for commercialization, we will need our manufacturers to increase, or scale-up, the production process by a significant factor over the current level of production. There are technical challenges to scaling-up manufacturing capacity and developing commercial-scale manufacturing facilities that may require the investment of substantial additional funds by our manufacturers and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. If our manufacturers are unable to do so, we may not be able to meet the requirements for the launch of the system or to meet future demand, if at all. We also may represent only a small portion of our supplier’s or manufacturer’s business, and if they become capacity constrained they may choose to allocate their available resources to other customers that represent a larger portion of their businesses. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the C-Pulse System if our system is approved for commercialization. If we obtain regulatory approval for our system and are unable to obtain a sufficient supply of our system, our revenue, business, results of operations, financial condition and prospects would be harmed.

If we are unable to manage our expected growth, we may not be able to commercialize our system.

We expect to expand our operations and grow our research and development, product development, regulatory, manufacturing, sales, marketing and administrative operations in connection with a new strategic direction in the future and as our development of our system progresses. This expansion places a significant strain on our management and operational and financial resources. To manage any growth and to commercialize our system, if approved, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. In addition, we will need to manage relationships with various manufacturers, suppliers and other organizations. Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls, all of which will involve significant expense. We may not be able to implement such improvements to our management information and internal control systems in an efficient and timely manner and may discover deficiencies in existing systems and controls. Our failure to accomplish any of these tasks could materially harm our business, results of operations and financial condition.

We compete against many companies, some of which have longer operating histories, more established products and greater resources than we do, which may prevent us from achieving further market penetration or improving operating results.

Competition from medical device companies and medical device divisions of health care companies, as well as pharmaceutical companies and gene- and cell-based therapies is intense and is expected to increase. Our system will compete against therapies, including pharmacological therapies, as well as other medical device competitors that treat or may treat in the future Class III or ambulatory Class IV heart failure patients, including Berlin HeartGmbH, HeartWare International Inc., Jarvik Heart, Inc., ReliantHeart, Inc., and St. Jude Medical Corporation, as well as a range of other specialized medical device companies with devices at varying stages of development. Some of these competitors have significantly greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are significantly larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We also face competition from other medical therapies which may focus on our target market as well as competition from manufacturers of pharmaceutical and other devices that have not yet been developed. Competition from these companies could harm our business. In addition, because our system has been implanted in a limited number of patients to date, all of the material risks and potential competitive disadvantages of our system are not necessarily known at this time.

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

We previously pursued a post-market clinical study in certain European countries in addition to the United States.  We plan to seek approval to commercialize our system outside of the United States, which exposes us to risks associated with international operations.

We plan to commercialize our system outside of the United States and previously pursued a post-market clinical study in certain European countries in addition to the United States, although we are no longer enrolling patients in our OPTIONS HF study. Conducting international operations subjects us to risks, including:

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

The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unanticipated use of a product or inadequate disclosure of risks relating to the use of the product can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to a product (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. Any recall of our system could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our system. Personal injuries relating to the use of our system could also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.  As discussed under Part I, Item 1 “Business—Our Strategy” in this Annual Report on Form 10-K, we are currently in the process of reviewing and making further improvements to our C-Pulse System in response to feedback received from patients and physicians.  We may be unable to improve the C-Pulse System in ways that improve patient acceptance, including by Class III heart failure patients in particular.  We are also working on improving the design of and further developing our fully-implantable system.  Any one of these factors related to the current or future design of the C-Pulse System could substantially harm our business, results of operations and financial condition.

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

We may be held liable if any product we develop or commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. The safety studies we must perform and the regulatory approvals required to commercialize our system will not protect us from any such liability. We carry product liability insurance with a $10 million aggregate limit. However, if there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any of our approved products. If such insurance is insufficient to protect us, our business, results of operations and financial condition will be harmed. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage. Even if a product liability claim against us is without merit or if we are not found liable for any damages, a product liability claim could result in decreased interest in our clinical studies, decreased demand for our system, if approved for commercialization, injury to our reputation, diversion of management’s attention from operating our business, withdrawal of clinical study participants, significant costs of related litigation, loss of revenue or the inability to commercialize the C-Pulse System.

If we acquire other businesses, products or technologies, we will be subject to risks that could hurt our business.

We may pursue acquisitions to obtain complementary businesses, products or technologies. Any such acquisition may not produce the revenues, earnings or business synergies that we anticipate and an acquired business, product or technology might not perform as we expect. Our management could spend a significant amount of time, effort and money in identifying, pursuing and completing the acquisition. If we complete an acquisition, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired businesses, products or technologies into our operations. In particular, we may lose the services of key employees and we may make changes in management that impair the acquired business’s relationships with employees, vendors and customers. Additionally, we may acquire development-stage companies that are not yet profitable and which require continued investment, which could decrease our future earnings or increase our futures losses.

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

Risks Relating to Regulation

We do not have FDA approval for our system and our success will depend heavily on the success of any future clinical trials for the C-Pulse System. Any failure or significant delay in successfully completing our clinical trials or obtaining regulatory approvals could harm our business, results of operations, financial condition and prospects and require us to seek additional funding.

Upon completion of the six-month follow-up period for our feasibility study, we submitted the study’s clinical data to the FDA in November 2011. In November 2012, the FDA provided us with unconditional approval to initiate a pivotal study. The COUNTER HF study was designed to enroll 388 patients randomized 1:1 to treatment (C-Pulse implantation) versus optimal medical therapy, at up to 40 participating hospitals and clinics. The primary efficacy endpoint of the study is defined as freedom from worsening heart failure resulting in hospitalization, LVAD implantation, cardiac transplantation or heart failure related death. We commenced enrollment in the U.S. Counter HF study in September 2013. In February 2015, we announced that we had received unconditional approval from the FDA to conduct an interim analysis of COUNTER HF, which could have reduced the overall duration of the trial. In March 2015, we announced that COUNTER HF had reached a pre-determined pausing point and we temporarily suspended enrollment in accordance with the study protocol.  In May 2015, we announced that the FDA had approved the resumption of patient enrollment in the study and we began the process of reactivating clinical sites and of resuming patient enrollment into the study. We concluded 2015 with 66 enrollments, 35 randomizations, 29 activated centers and 9 additional centers committed to participate. As we evaluated the pace of enrollment into our pivotal and post market studies, we determined that enrolling these studies would take much longer than anticipated as a result of the invasiveness of the implant procedure and requirements imposed by the trial design. As a result, on March

3, 2016 we announced that we are no longer enrolling patients into the COUNTER HF and OPTIONS HF studies and that we plan to pursue a new strategic direction, as discussed under Part I, Item 1 “Business—Our Strategy” in this Annual Report on Form 10-K. Due to the termination of the studies, our costs associated with our clinical trials will decrease in the short term, but we expect our future operating expenses to increase as we conduct further studies and focus on the development of our fully-implantable system in order to obtain regulatory approvals and commercialize the C-Pulse System, if we are able to do so at all. FDA scrutiny of IDE applications has intensified in recent years, increasing the risk of future delay or failure.

In addition to successfully completing studies in the U.S., we will need to receive approval in each country outside the European Union in which we seek to sell our system. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval varies from country to country and approval in one country does not ensure regulatory approval in another. In addition, a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. We cannot assure when, or if, we will be able to commence sales in any jurisdiction within or outside the United States.

If we are unable to complete necessary studies, or experience significant delays in any future studies, or if the results of our future studies do not meet safety and efficacy endpoints, our ability to obtain regulatory approval to commercialize our system and to generate revenues will be significantly harmed.

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

In order to obtain FDA approval for the C-Pulse System, we will be required to receive a PMA from the FDA. A PMA must be supported by data from pre-clinical and clinical studies to demonstrate safety and efficacy. A clinical study will be required to support an application for a PMA, and we received FDA approval of our IDE application in November 2012 that allowed us to commence a clinical study in the United States. Enrollment in our U.S. pivotal study began in September2013.  On March 3, 2016, we announced that we are no longer enrolling patients into our U.S. pivotal study.  In order to support an application for a PMA, we will need to receive approval from the FDA of a new IDE application in the future for a new pivotal study.  There is no guaranty that we will receive approval for such a study or that any such study will meet its objectives or end-points to show the safety and efficacy of our system so as to support an application for a PMA.  As discussed under Part I, Item 1 “Business—Our Strategy” in this Annual Report on Form 10-K, we are currently in the process of reviewing and making further improvements to our C-Pulse System in response to feedback received from patients and physicians.  We are also working to improve the design of our next-generation, fully-implantable system.

The process of obtaining approval for a pivotal study and for a PMA from the FDA for the C-Pulse System, or any future products or enhancements or modifications to the C-Pulse System or any other product we may pursue in the future, will:

•                  take a significant period of time;

•                  require the expenditure of substantial resources;

•                  involve rigorous pre-clinical and clinical testing; and

•                  require submissions to the FDA, such as IDE or PMA supplements;

and may:

•                  require changes to the product; or

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

On March 3, 2016, we announced that we are no longer enrolling patients in our U.S. pivotal study.  In order to support an application for a PMA, we will need to receive approval from the FDA of a new IDE application in the future for a new pivotal study.  We may be unable to complete such a study for the C-Pulse System or other clinical studies, which could prevent or delay regulatory approval of the C-Pulse System and impair our financial position.

Conducting clinical studies is a complex and uncertain process.

Completion of enrollment of any future U.S. pivotal study could be delayed for a variety of reasons, including:

•                  receiving approval from the FDA of a new IDE application;

•                  reaching agreement on acceptable terms with prospective clinical study sites;

•                  manufacturing sufficient quantities of the C-Pulse System;

•                  obtaining institutional review board approval to conduct the study at a prospective site; and

•                  obtaining sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study and the willingness of patients to be enrolled in our study.

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

•                  patients may not wish to enroll, remain in or complete clinical studies at the rates we expect;

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

If any future pivotal study is delayed, it will take us longer to ultimately commercialize a product or result in our being unable to do so. Our development costs will also increase if we have material delays in our pivotal study or if we need to perform more or larger clinical studies than planned. Moreover, there can be no assurance that we will be able to successfully complete, or achieve the desired clinical end-points from, a pivotal study at all, which could prevent us from receiving regulatory approval for the C-Pulse System altogether. Any of the foregoing could harm our business, results of operations, financial condition and prospects and cause us to seek additional funding.

If we are not able to improve the design of the C-Pulse System and design and implement a beneficial revised regulatory pathway, the anticipated benefits and cost savings of our change in strategic focus may not be realized or may take longer to realize than expected, and the value of our common stock may be adversely affected.

Specifically, risks related to our shift in strategic focus include, among other things:

•                  that the FDA may not approve our requests and applications related to our new clinical strategy;

•                  that we may be unable to redesign our C-Pulse System in a way that increases patient acceptance;

•                  that we may be unable to design our next-generation, fully implantable system in a way that causes it to be accepted in the marketplace;

•                  that we may lose the support of our investigators as a result of the cessation of enrollment in our studies and may not be able to garner that support for our revised clinical and product development strategy; and

•                  that the use of our CE mark may be limited in the EU if we do not complete a post-market study.

In addition, the shifts in our strategic focus may result in additional or unforeseen expenses, and the anticipated cost reduction benefits may not be realized. There is also no guarantee that we will successfully develop and execute a new strategic plan and our financial performance will likely suffer if we are unable to do so.

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

We have and plan to continue to rely on clinical investigators and clinical sites to enroll patients in our clinical studies and other third parties to manage the related data collection and analysis. While we are obligated by regulation to monitor the sites for compliance, we have limited oversight over the clinical investigators and sites and cannot control the amount and timing of resources that clinical sites may devote to our clinical studies. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical studies, to ensure compliance by patients with clinical protocols or to comply with regulatory requirements, we will be unable to complete these studies, which could prevent us from obtaining regulatory approvals for our system. Our agreements with clinical investigators and clinical study sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our studies could be delayed or terminated. If sites fail to meet FDA requirements in conducting the studies, we can be held responsible. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, or the clinical data may be rejected by the FDA, our costs will increase and we may be unable to obtain regulatory approval for, or successfully commercialize, our system.

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

Even if we obtain regulatory approvals to commercialize the C-Pulse System, our next-generation, fully-implantable system or any other product that we may develop, our products may not gain market acceptance among physicians, patients, third-party health care payers or the medical community. The degree of market acceptance of any of the devices that we may develop will depend on a number of factors, including:

•                  the perceived effectiveness and price of the product;

•                  the prevalence and severity of any side effects;

•                  the invasiveness of the implant procedure;

•                  the reliability of the product;

•                  the impact of the device on the lifestyle of the patient;

•                  potential advantages over alternative treatments;

•                  the strength of marketing and distribution support; and

•                  sufficient third-party coverage or reimbursement.

If the C-Pulse System, our next-generation, fully-implantable system or any other product that we may develop, is approved but does not achieve an adequate level of acceptance by physicians, patients, third-party health care payers and the medical community, we may not generate product revenue and we may not become profitable or be able to sustain profitability.

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

The Affordable Care Act includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid starting in 2012 to record any transfers of value to physicians and teaching hospitals beginning in August2013 and to report to the Centers for Medicare and Medicaid Services starting in 2014 for subsequent public disclosure. Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for knowing violations and may result in liability under other federal laws or regulations. Similar reporting requirements have also been enacted on the state level in the United States, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. In addition, some states such as Massachusetts and Vermont impose an outright ban on certain gifts to physicians. If we receive FDA clearance to market our system in the United States, these laws could affect our promotional activities by limiting the kinds of interactions we could have with hospitals, physicians or other potential purchasers or users of our system. Both the disclosure laws and gift bans will impose administrative, cost and compliance burdens on us.

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

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our technology and system. As of December 31, 2015, we owned over 75 issued patents in the United States and in foreign jurisdictions. We estimate that most of our currently issued U.S. patents will expire between approximately 2020 and 2024. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. Even if issued, existing or future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of terms of patent protection we may have for our system. Changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our system.

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

Our common stock has been listed for trading on NASDAQ only since February 16, 2012 and has experienced limited trading volume. The average daily trading volume in our common stock on NASDAQ for the three-month period ended December 31, 2015 was approximately 102,000 shares. There can be no assurance that an active public market for our shares will continue to develop in the United States. If an active trading market does not continue to develop in the United States, the market price and liquidity of our common stock would be adversely affected.

The price of our common stock may fluctuate significantly.

Our common stock has traded on NASDAQ since February 16, 2012, and CDIs representing beneficial ownership of our common stock traded on the ASX from September 2004 until May 6, 2013. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, the price per share of our common stock traded on NASDAQ ranged from $4.85 to $8.13 from January 1, 2013 to June 30, 2013, and from $5.34 to $13.80 from July 1, 2013 to December 31, 2013, from $4.99 to $11.29 from January 1, 2014 to June 30, 2014, from $3.56 to $6.40 from July 1, 2014 to December 31, 2014, from $3.22 to $6.90 from January 1, 2015 to June 30, 2015 and from $1.06 to $3.57 from July 1, 2015 to December 31, 2015. The price of our common stock could fluctuate significantly for many reasons, including the following:

•                  future announcements concerning us or our competitors, including announcements of the details and expected timing of our revised clinical and product strategy;

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

If the trading price of our common stock fails to comply with the continued listing requirements of NASDAQ, we could face possible delisting. NASDAQ delisting could materially adversely affect the market for our shares.

Beginning on February 10, 2016, our common stock has generally traded on NASDAQ at less than $1.00 per share. If our common stock remains below the minimum bid price of $1.00 per share for 30 consecutive business days, NASDAQ will send us a deficiency notice, advising that we have been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. If we are unable to resolve our bid price deficiency during the applicable compliance period, NASDAQ Staff will issue a delisting letter. At that time, we may request a hearing before a Hearing Panel, which may stay the delisting.

We cannot assure you that the price of our common stock will comply with the requirements for continued listing of our shares on NASDAQ. If we receive a deficiency notice, we cannot assure that we will be able to regain compliance or that any appeal of a decision to delist our common stock would be successful. If our common stock loses its listed status on NASDAQ and we are not successful in obtaining a listing on another exchange, our common stock would likely trade only in the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock.

Our ability to use U.S. net operating loss carryforwards or Australian tax losses might be limited.

As of December 31, 2015, we had U.S. net operating loss (“NOL”) carryforwards of approximately $94.0 million for U.S. income tax purposes, which expire from 2024 through 2034. To the extent these NOL carryforwards are available, we intend to use them to reduce any corporate income tax liability associated with our operations that we might have in the future.  Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), generally imposes an annual limitation on the amount of NOL carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on the availability of our NOL carryforwards. In addition, our ability to utilize the current NOL carryforwards might be further limited by future issuances of our common stock.

As of December 31, 2015, we had tax losses in the Commonwealth of Australia of approximately AU$49.1 million. Continuing utilization of carryforward tax losses in Australia may also be affected by the issuance of our common stock in the future. This is because one test for carrying forward tax losses in Australia from year to year requires continuity of ultimate ownership (subject to the relevant tests in Australian tax law) of more than 50% between the loss year and the income year in which the loss is claimed.

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

In connection with becoming a company required to file reports with the SEC, we are required to comply with the internal control evaluation and certification requirements of Section404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section404 of the Sarbanes-Oxley Act of 2002 until the date we are no longer an “emerging growth company” as defined in the JOBS Act or a “smaller reporting company” as defined by applicable SEC rules.

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

Certain provisions of our certificate of incorporation and bylaws may have the effect of deterring takeovers, such as those provisions authorizing our board of directors to issue, from time to time, any series of preferred stock and fix the designation, powers, preferences and rights of the shares of such series of preferred stock; prohibiting stockholders from acting by written consent in lieu of a meeting; requiring advance notice of stockholder intention to put forth director nominees or bring up other business at a stockholders’ meeting; prohibiting stockholders from calling a special meeting of stockholders; requiring a 66 2/3% majority stockholder approval in order for stockholders to amend certain provisions of our certificate of incorporation or bylaws or adopt new bylaws; providing that, subject to the rights of preferred shares, the directors will be divided into three classes and the number of directors is to be fixed exclusively by our board of directors; and providing that none of our directors may be removed without cause. Section203 of the DGCL, from which we did not elect to opt out, provides that if a holder acquires 15% or more of our stock without prior approval of our board of directors, that holder will be subject to certain restrictions on its ability to acquire us within three years. These provisions may delay or deter a change in control of us, and could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the external auditor attestation requirements of Section404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The JOBS Act also permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to U.S. public companies. We could be an emerging growth company for up to five years following our initial public offering, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

As explained above, Section 102(b)(1)of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section7(a)(2)(B)of the Securities Act for complying with new or revised accounting standards. An emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period, and as a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates for new or revised accounting standards for U.S. public companies.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

As of December 31, 2015, we had approximately 18.3 million shares of common stock outstanding. If our stockholders sell substantial amounts of our common stock in the public market, for example, liquidation of shares held by our principal stockholders, including shares issued upon the exercise of outstanding options, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We have a large number of authorized but unissued shares of stock, which could negatively impact a potential investor if they purchased our common stock.

Our certificate of incorporation provides for 100,000,000 shares of authorized common stock, of which more than 80,000,000 shares are available for future issuance, and 40,000,000 shares of authorized preferred stock, 30,000 shares of which are designated as Series A Junior Participating Preferred Stock in connection with the stockholder rights plan and all of which are available for future issuance. We expect to seek additional financing during the second half of 2016. The issuance of additional shares of common stock may have a dilutive effect on earnings per share and relative voting power and may cause a decline in the trading price of our common stock. We could use the shares of common stock that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

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

Item 1B.                                                Unresolved Staff Comments.

Not applicable.

Item 2.                                                         Properties.

We lease a 23,000 square foot facility located in Eden Prairie, Minnesota. The lease period commenced December 1, 2011 and extends through March 31, 2019. This facility serves as our corporate headquarters and houses substantially all of our functional areas. Monthly rent and common area maintenance charges for our headquarters total approximately $23,000.  The lease contains provisions for annual inflationary adjustments.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.                                                         Legal Proceedings.

We are not currently subject to any material pending legal proceedings.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                                                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  Commencing February 16, 2012, our shares of common stock began trading on NASDAQ under the symbol “SSH.”

The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on NASDAQ in U.S. Dollars.

Period	High	Low
Year Ended December 31, 2016
First Quarter (through March 11, 2016)	1.31	0.64
Year Ended December 31, 2015
First Quarter	5.77	3.90
Second Quarter	4.84	3.32
Third Quarter	3.41	2.12
Fourth Quarter	2.67	1.20
Year Ended December 31, 2014
First Quarter	11.29	5.60
Second Quarter	6.39	4.99
Third Quarter	6.40	4.19
Fourth Quarter	5.88	3.56

Stockholders of Record. As of March 11, 2016, we had 18,357,796 shares of common stock issued and outstanding, and there were 240 holders of record of our common stock.

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

Item 6.                                                         Selected Financial Data.

The following selected financial data should be read in conjunction with our audited financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Amounts are in thousands, except share and per share data.

Consolidated Statement of Operations Data:

	For the years ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Net sales	$59	$295	$59	$—	$—

Operating expenses:
Selling, general and administrative	8,345	9,208	9,426	6,866	5,363
Research and development	17,672	16,874	13,504	8,003	11,199
Total operating expenses	26,017	26,082	22,930	14,869	16,562
Loss from operations	(25,958)	(25,787)	(22,871)	(14,869)	(16,562)
Other income (expense), net	(749)	(49)	(100)	33	251
Loss before income taxes	(26,707)	(25,836)	(22,971)	(14,836)	(16,311)
Income tax benefit, net	124	249	1,213	771	115
Net loss	$(26,583)	$(25,587)	$(21,758)	$(14,065)	$(16,196)

Basic and diluted loss per share	$(1.47)	$(1.51)	$(1.71)	$(1.98)	$(2.98)

Weighted average shares outstanding—basic and diluted	18,119	16,899	12,723	7,099	5,442

Other comprehensive income:
Foreign currency translation adjustment	$(26)	$65	$22	$53	$137
Total comprehensive loss	$(26,609)	$(25,522)	$(21,736)	$(14,012)	$(16,059)

Consolidated Balance Sheet Data:

	As of December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Cash and cash equivalents	$23,113	$31,293	$54,136	$14,224	$6,563
Working capital	15,594	28,554	51,140	12,470	4,074
Total assets	24,570	32,373	55,230	15,036	7,431
Long-term debt, including current portion and net of discount	7,799	—	—	—	—
Accumulated deficit	(153,182)	(126,599)	(101,012)	(79,254)	(65,189)
Total stockholders’ equity	12,171	29,215	51,727	12,949	4,596

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

Overview

We are a medical device company developing innovative technologies for cardiac and coronary disease. The Company’s primary product, the C-Pulse System, is an implantable, non-blood contacting, heart assist therapy for the treatment of moderate to severe heart failure. The C-Pulse System is designed to relieve the symptoms of heart failure through the use of counter-pulsation technology by enabling an increase in cardiac output, an increase in coronary blood flow, and a reduction in the heart’s pumping load.

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

We obtained CE Mark for the C-Pulse System in July 2012 and have taken initial steps to evaluate the market potential for our system in targeted countries that accept the CE Mark in anticipation of commencing commercial sales.  In order to gain additional clinical data and support reimbursement in Europe, we initiated enrollment in the second quarter of 2013 of the OPTIONS HF clinical trial, a post-market study in Europe to evaluate endpoints similar to those for our U.S. pivotal study.

On February 25, 2015, we announced that we had received unconditional approval from the FDA to conduct an interim analysis of COUNTER HF.  This interim analysis could have reduced the overall duration of the trial. On March 6, 2015, we announced that COUNTER HF had reached a pre-determined pausing point and we temporarily suspended enrollment in accordance with the study protocol.   On May 26, 2015, we announced that the FDA had approved the resumption of patient enrollment in the study and we began the process of reactivating clinical sites and of resuming patient enrollment into the study. We concluded 2015 with 66 enrollments, 35 randomizations, 29 activated centers and 9 additional centers committed to participate.

As we evaluated the pace of enrollment into our pivotal and post market studies, we determined that enrolling these studies would take much longer than anticipated as a result of the invasiveness of the implant procedure and requirements imposed by the trial design. As a result, on March 3, 2016 we announced that we are no longer enrolling patients into the COUNTER HF and OPTIONS HF studies and that we plan to pursue a new strategic direction, as discussed above under Part I, Item 1 “Business—Our Strategy” in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue when (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable and free of contingencies or uncertainties; (iii) collectability is reasonably assured; and (iv) product delivery has occurred, which is when product title transfers to the customer, or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations.  The C-Pulse System is not approved for commercial sale. However, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S. sites during our clinical studies.  Consequently, we were able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance companies. Our revenue consisted solely of sales of the C-Pulse System to hospitals and clinics who participate in our clinical studies per the terms of the clinical study contracts. For clinical study implant revenue, the product title generally transfers on the date the product is implanted. Product costs incurred for our clinical studies are deemed to be development costs and, accordingly, are expensed to research and development as incurred. Upon commercialization, product costs will be capitalized in inventory and recorded to cost of sales as the inventory is sold.

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

During the years ended December 31, 2015, 2014 and 2013, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively.

Our ability to continue as a going concern is dependent on our ability to raise additional capital based on the achievement of existing development, clinical and regulatory milestones as and when required. Our directors, after due consideration, believe that we will be able to raise new capital as required to fund our business plan. We expect to seek additional financing during 2016. Should our future efforts to raise capital not be successful, we may not be able to continue as a going concern. Furthermore, our ability to continue as a going concern is subject to our ability to develop and successfully commercialize the C-Pulse System. If we are unable to obtain such funding of an amount and on a timeline necessary to meet our future operational plans, or to successfully commercialize our intellectual property, we may be unable to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we not continue as a going concern.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   In August 2015, the FASB amended the guidance to defer the effective date by one year, so this guidance will be effective for our interim and annual periods beginning January 1, 2018. We are evaluating the impact that this standard will have on our business practices, financial condition, results of operations and disclosures.

In August 2014, the FASB amended guidance relating to the presentation and disclosure of the uncertainties of an entity’s ability to continue as a going concern.  This guidance explicitly requires management of a company to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods beginning thereafter, with early adoption permitted. We are evaluating the impact that the adoption of this standard will have, if any, on our financial statements and disclosures.

In April 2015, the FASB issued amended guidance concerning debt issuance costs in relation to a recognized debt liability to require it be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for our interim and annual reporting periods beginning January 1, 2016. Upon adoption of this standard, we will reclassify $121,000 of unamortized debt issuance costs currently classified as other Current Assets and as Other Assets in the accompanying balance sheet as of December 31, 2015, to an offset of Current and Long-Term Debt.

In November 2015, the FASB issued amended guidance concerning the classification of deferred taxes on the balance sheet to require that deferred tax assets and deferred tax liabilities be presented as noncurrent in a classified balance sheet. The amendment is effective for our annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The adoption of this standard will not have an impact on our consolidated financial statements as all deferred tax assets are fully reserved.

In February 2016, the FASB issued updated guidance to improve financial reporting about leasing transactions. This guidance will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This guidance is effective for our annual reporting period beginning January 1, 2020, and for interim periods beginning January 1, 2021.  We are evaluating the impact that the adoption of this standard will have, if any, on our financial statements and disclosures.

Financial Overview

We are an early-stage medical device company focused on developing, manufacturing and commercializing the C-Pulse System for treatment of Class III and ambulatory Class IV heart failure.  Our activities since inception have consisted principally of raising capital, performing research and development and conducting pre-clinical and clinical studies.  At December 31, 2015, we had an accumulated deficit of $153.2 million and we expect to incur losses for the foreseeable future. To date, we have been funded primarily by various equity and debt financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Revenue

Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease)	% Change
$59,000	$295,000	$(236,000)	(80.0)%

Our revenue has been generated by sales of the C-Pulse System to hospitals and clinics in conjunction with our U.S. clinical study.  The C-Pulse System is not approved for commercial sale, however, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S. sites when implanted in connection with our clinical studies.  Since certain insurance companies and governmental institutions have a non-coverage policy for experimental or investigational procedures, we have not been successful in achieving reimbursement for some implant procedures.  One C-Pulse System devices was implanted in 2015 for which we recognized revenue, compared to five during 2014. On March 3, 2016, we announced that we are no longer enrolling patients in the COUNTER HF and OPTIONS HF studies, and that we plan to pursue a new strategic direction, as discussed above under Part I, Item 1 “Business—Our Strategy” in this Annual Report on Form 10-K. Since we have terminated enrollment in our OPTIONS HF and COUNTER HF clinical trials, we do not expect to generate revenue from sales of the C-Pulse System during fiscal 2016.

Product costs incurred for our clinical studies are deemed to be development costs and, accordingly, are expensed to research and development as incurred.

Selling, General and Administrative Expense

Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease)	% Change
$8,345,000	$9,208,000	$(863,000)	(9.4)%

The decrease in selling, general and administrative expense in 2015 compared to 2014 is attributed to efficiencies achieved from the consolidation of certain management positions and decreased stock compensation costs.  We expect our selling, general and administrative expense to remain comparable to prior year period levels in future periods as we continue to leverage our existing infrastructure to support our operations.

Research and Development Expense

Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease)	% Change
$17,672,000	$16,874,000	$798,000	4.7%

Our increase in research and development expense in 2015 compared to 2014 resulted primarily from increased personnel and clinical research infrastructure to support our clinical studies in the U.S. and Europe. On March 3, 2016, we announced that we are no longer enrolling patients in the COUNTER HF and OPTIONS HF studies, and that we plan to pursue a new strategic direction, as discussed above under Part I, Item 1 “Business—Our Strategy” in this Annual Report on Form 10-K. Since we have terminated enrollment in our OPTIONS HF and COUNTER HF clinical trials, we expect that our research and development costs will decrease during fiscal 2016, but may increase thereafter as we accelerate funding of our fully implantable system and begin executing on a new clinical strategy.

Other Expense, Net

Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease)	% Change
$749,000	$49,000	$700,000	N/M

The increase in other expense in 2015 compared to 2014 is the result of interest charges for borrowings outstanding under our term loan with Silicon Valley Bank. We did not incur interest expense charges in 2014 as we did not have any outstanding debt.

Income Tax Benefit, Net

Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease)	% Change
$124,000	$249,000	$(125,000)	(50.2)%

Our income tax benefit for 2015 and 2014 resulted primarily from research and development tax credits in Australia.  We completed our Australian tax return for the 12-month period ended June 30, 2014 in 2015 and received a $135,000 research and development tax credit refund during the year.  We completed our Australian tax return for the twelve month period ended June 30, 2013 in 2014 and received a $265,000 research and development tax credit refund during 2014. Assuming no further changes to the applicable Australian law for research and development tax credits, we expect to receive research and development tax credit refunds in the future in decreased amounts that vary based on reduced research and development expenditures in Australia.  At this time, we are working to complete our analysis of the potential research and development tax credit refund that may be available for the period ended June 30, 2015.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Revenue

Year Ended December 31, 2014	Year Ended December 31, 2013	Increase (Decrease)	% Change
$295,000	$59,000	$236,000	400%

Our revenue has been generated by sales of the C-Pulse System to hospitals and clinics in conjunction with our U.S. clinical study.  The C-Pulse System is not approved for commercial sale, however, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S. sites when implanted in connection with our clinical studies.  Since certain insurance companies and governmental institutions have a non-coverage policy for experimental or investigational procedures, we have not been successful in achieving reimbursement for some implant procedures.  Five C-Pulse System devices were implanted in 2014 for which we recognized revenue, compared to one during 2013.

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

Other Expense, Net

Year Ended December 31, 2014	Year Ended December 31, 2013	Increase (Decrease)	% Change
$49,000	$100,000	$(51,000)	(51.0)%

Interest income in 2014 and 2013 was offset by foreign currency exchange losses, primarily on intercompany liabilities of our subsidiaries in Australia and Ireland.

Income Tax Benefit, Net

Year Ended December 31, 2014	Year Ended December 31, 2013	Increase (Decrease)	% Change
$249,000	$1,213,000	$(964,000)	(79.5)%

Our income tax benefit for 2014 resulted primarily from research and development tax credits in Australia.  Our income tax benefits for 2013 resulted from research and development tax credits in Australia and Minnesota.  We completed our Australian tax return for the 12-month period ended June 30, 2013 in 2014 and received a $265,000 research and development tax credit refund during 2014.  We completed our Australian tax return for the twelve month period ended June 30, 2012 in 2013 and received a $1,077,000 research and development tax credit refund during 2013. We completed our Minnesota tax return for the 12-month period ended December 31, 2012 in 2013 and recognized a $136,000 research and development tax credit refund during 2013.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through cash on hand and a series of equity and debt issuances. During 2015, we entered into a loan agreement with Silicon Valley Bank for proceeds of up to $10.0 million. Under our loan agreement, a $6.0 million term loan was funded at closing and an additional term loan in the amount of $2.0 million was funded on June 26, 2015. The remaining $2.0 million term loan was available until September 30, 2015, provided that we had enrolled our one hundredth patient in the COUNTER HF study on or before that date. We did not achieve this milestone and did not secure additional borrowings under this facility. Total borrowings outstanding under the Silicon Valley Bank facility totaled $8.0 million as of December 31, 2015. The carrying amount of this debt approximated its fair value as of December 31, 2015. Under the terms of the loan agreement, we must pay 5% of the outstanding loan amounts as a final payment when the term loans are fully repaid.

On December 8, 2015, we amended our loan and security agreement with Silicon Valley Bank to remove the requirement that we complete an equity financing of at least $20.0 million in unencumbered proceeds by March 31, 2016. The amended agreement contains a liquidity covenant that requires that we maintain cash and cash equivalents in an amount equal or greater than eight times our monthly cash utilization.

In 2014, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), allowing Cowen to sell from time to time, shares of our common stock having an aggregate offering price of up to $40.0 million, through an “at the market” equity offering program (the “Sales Agreement”). We pay Cowen a commission of up to 3.0% of the gross proceeds from the sale of any shares pursuant to the Sales Agreement.  During 2014, we sold 23,120 shares of common stock for net proceeds of $0.1 million after stock issuance costs of $32,000.  In 2015, we sold 1,256,380 shares of common stock for net proceeds of $7.1 million after stock issuance costs of $0.2 million.  As of March 14, 2016, we had a total of $32.6 million available for future sales under the Sales Agreement.

As of December 31, 2015 and 2014, cash and cash equivalents were $23.1 million and $31.3 million, respectively. Historically, our revenue has been generated from sales of the C-Pulse System to U.S. institutions participating in our clinical studies.  The C-Pulse System is not approved for commercial sale in the US but the FDA has assigned it to a Category B designation, making it eligible for reimbursement at certain U.S. sites during our clinical studies.  However, since certain insurance companies and government institutions have a non-coverage policy for experimental or investigational procedures, we have not been successful in achieving reimbursement for some implant procedures and have generated only limited revenue from our clinical studies. Since we have terminated enrollment in our OPTIONS HF and COUNTER HF clinical trials, we have no current source of revenue to sustain our present activities.  We do not expect to generate any revenue from clinical trials during fiscal 2016 and we expect to incur significant net losses as we continue to conduct clinical studies and pursue commercialization.

Although we believe that our cash on hand will fund our operations until sometime in the second half of 2016 while remaining in compliance with the terms of our loan agreement with Silicon Valley Bank, we need to raise additional capital to continue to fund the further development of the C-Pulse System and our operations thereafter and expect to seek additional financing during the second half of fiscal 2016.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $23.0 million, $22.6 million and $17.4 million in 2015, 2014 and 2013, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by $2.2 million, $2.7 million, and $3.0 million, respectively, of stock-based compensation, $0.3 million, $0.3 million, and $0.2 million, respectively, of depreciation, the amortization of debt discount and financing fees of $0.3 million in 2015, amortization of debt warrants of $0.2 million in 2013, and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.2 million, $0.4 million, and $0.3 million in 2015, 2014 and 2013, respectively. Cash used in investing activities was for equipment to support our assembly, research and development and clinical study activities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15.1 million, $0.1 million, and $57.6 million in 2015, 2014 and 2013, respectively. Net cash provided by financing activities was primarily attributable to proceeds from sales of our common stock and issuance of long-term debt.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015, which represent material expected or contractually committed future obligations:

	Payments Due by Period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Loan Agreement Borrowings	$3,858	$4,142	$—	$—	$8,000
Interest Expense(1)	445	561	—	—	1,006
Operating Leases	198	443	—	—	641
Total	$4,501	$5,146	$—	$—	$9,647

(1)   Includes financing fees

As of December 31, 2015, we had $8.0 million outstanding under our loan and security agreement with Silicon Valley Bank.  We were entitled to make interest only payments until January 1, 2016.  Commencing on January 1, 2016, and continuing on the first day of each calendar month thereafter, we are required to repay the advances made in twenty-four consecutive equal monthly installments.  Upon repayment, we are also required to make a final payment to Silicon Valley Bank equal to 5.0% of the original principal amount.

We lease a 23,000 square foot facility located in Eden Prairie, Minnesota. The lease period commenced December 1, 2011 and extends through March 31, 2019. This facility serves as our corporate headquarters and houses substantially all of our functional areas. Monthly rent and common area maintenance charges for our headquarters total approximately $23,000.  The lease contains provisions for annual inflationary adjustments.  Rent expense is being recorded on a straight line basis over the term of the lease.

We lease office equipment under non-cancelable operating leases that expire at various times through May 2016.

Capital Resource Requirements

As of December 31, 2015, we did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

In April 2015, we amended our lease agreement for our office space leased in Eden Prairie, Minnesota, to extend it for an additional thirty-six months beyond its original expiration date. This amended lease agreement expires March 31, 2019.

On December 8, 2015, we amended our loan and security agreement with Silicon Valley Bank to remove the requirement that we complete an equity financing of at least $20.0 million in unencumbered proceeds by March 31, 2016. The amended agreement contains a liquidity covenant that requires that we maintain cash and cash equivalents in an amount equal or greater than eight times our monthly cash utilization. As of December 31, 2015, we were in compliance with all covenants under this facility.

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

We are exposed to declines in the interest rates paid on deposited funds.  A hypothetical 100 basis point decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $10,000 on an annual basis.

Item 8.                                                         Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sunshine Heart, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sunshine Heart, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Heart, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 15, 2016

SUNSHINE HEART, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

In thousands, except share and per share amounts	Dec 31, 2015	Dec 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$23,113	$31,293
Accounts receivable	—	59
Other current assets	539	360
Total current assets	23,652	31,712
Property, Plant and Equipment	535	661
Other Assets	383	—
TOTAL ASSETS	$24,570	$32,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$3,858	$—
Accounts payable and accrued expenses	2,832	2,079
Accrued salaries, wages, and other compensation	1,368	1,079
Total current liabilities	8,058	3,158
Long-term debt, net of discount	3,941	—
Other Liabilities	400	—
Total liabilities	12,399	3,158
Commitments and contingencies (Note 7)	—	—

Stockholders’ equity
Series A junior participating preferred stock as of December 31, 2015 and December 31, 2014, $0.0001 par value per share; authorized 30,000 shares, none outstanding	—	—
Preferred stock as of December 31, 2015 and December 31, 2014, $0.0001 par value per share; authorized 39,970,000 shares, none outstanding	—	—
Common stock as of December 31, 2015 and December 31, 2014, par value $0.0001 per share; authorized 100,000,000 shares; issued and outstanding 18,344,478 and 16,982,642, respectively	2	2
Additional paid-in capital	164,105	154,540
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,246	1,272
Accumulated deficit	(153,182)	(126,599)
Total stockholders’ equity	12,171	29,215
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,570	$32,373

See notes to the consolidated financial statements

SUNSHINE HEART, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended December 31,
In thousands	2015	2014	2013
Net sales	$59	$295	$59

Operating expenses:
Selling, general and administrative	8,345	9,208	9,426
Research and development	17,672	16,874	13,504
Total operating expenses	26,017	26,082	22,930
Loss from operations	(25,958)	(25,787)	(22,871)
Interest expense	(743)	—	—
Other expense, net	(6)	(49)	(100)
Total Other Expense, net	(749)	(49)	(100)
Loss before income taxes	(26,707)	(25,836)	(22,971)
Income tax benefit, net	124	249	1,213
Net loss	$(26,583)	$(25,587)	$(21,758)

Basic and diluted loss per share	$(1.47)	$(1.51)	$(1.71)

Weighted average shares outstanding—basic and diluted	18,119	16,899	12,723

Other comprehensive income:
Foreign currency translation adjustment	$(26)	$65	$22
Total comprehensive loss	$(26,609)	$(25,522)	$(21,736)

See notes to the consolidated financial statements

SUNSHINE HEART, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

In thousands	Outstanding Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2012	9,283	$1	$91,017	$1,185	$(79,254)	$12,949
Net loss					(21,758)	(21,758)
Foreign currency translation adjustment				22		22
Stock based compensation, net	56		2,804			2,804
Reclassification of stock options as liability awards			(95)			(95)
Issuance of common stock, net	7,486	1	57,565			57,566
Issuance of warrants for service agreement			239			239
Balance December 31, 2013	16,825	2	151,530	1,207	(101,012)	51,727
Net loss					(25,587)	(25,587)
Foreign currency translation adjustment				65		65
Stock based compensation, net			2,678			2,678
Settlement of liability awards			243			243
Issuance of common stock, net	158		89			89
Balance December 31, 2014	16,983	2	154,540	1,272	(126,599)	29,215
Net loss					(26,583)	(26,583)
Foreign currency translation adjustment				(26)		(26)
Stock based compensation, net			2,510			2,510
Issuance of common stock, net	1,361		7,055			7,055
Balance December 31, 2015	18,344	$2	$164,105	$1,246	$(153,182)	$12,171

See notes to the consolidated financial statements

SUNSHINE HEART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
In thousands	2015	2014	2013
Operating Activities
Net loss	$(26,583)	$(25,587)	$(21,758)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	325	277	185
Stock based compensation expense, net	2,154	2,678	2,953
Amortization of debt discount and financing fees	263	—	—
Amortization of debt warrants for service agreements	—	—	239
Changes in assets and liabilities:
Accounts receivable	59	—	(59)
Other current assets	(181)	—	(22)
Other assets	(92)	(5)	—
Accounts payable and accrued expenses	1,066	(7)	1,100
Net cash used in operations	(22,989)	(22,644)	(17,362)

Investing activities:
Purchase of property and equipment	(199)	(351)	(293)
Net cash used in investing activities	(199)	(351)	(293)

Financing activities:
Net proceeds from the sale of common stock	7,055	89	57,566
Proceeds from borrowing on long-term debt	8,000	—	—
Net cash provided by financing activities	15,055	89	57,566

Effect of exchange rate changes on cash	(47)	63	1
Net decrease in cash and cash equivalents	(8,180)	(22,843)	39,912
Cash and cash equivalents—beginning of period	31,293	54,136	14,224
Cash and cash equivalents—end of period	$23,113	$31,293	$54,136

Supplemental schedule of non-cash activities
Stock options and restricted stock units classified as liabilities, net	$—	$(337)	$355
Warrants issued in connection with debt financing	$355	$—	$—
Financing fees on debt	$400	—	—

Supplemental cash flow information
Interest paid on debt borrowings	$388	$—	$—

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

During the years ended December 31, 2015, 2014 and 2013, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and comprehensive loss and cash flows, respectively. At December 31, 2015, the Company had an accumulated deficit of $153.2 million and expects to incur losses for the foreseeable future. To date, the Company has been funded primarily by various equity and debt financings. Although the Company believes that it will be able to successfully fund its operations, there can be no assurance the Company will be able to do so or that the Company will ever operate profitably.

The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise additional capital based on the achievement of existing milestones as and when required. The Company expects to seek additional financing in 2016. Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern. Furthermore, the ability of the Company to continue as a going concern is subject to the ability of the Company to develop and successfully commercialize the product being developed. If the Company is unable to obtain such funding of an amount and timing necessary to meet its future operational plans, or to successfully commercialize its intellectual property, the Company may be unable to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or Level 3 and there were no movements between these categories during the years ended December 31, 2015 and 2014.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and term deposits with original maturities of three months or less. The carrying value of these instruments approximate fair value. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Accounts Receivable

Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of uncollectability, historical experience, and managements’ evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. No allowance for doubtful accounts was considered necessary as of December 31, 2015 and 2014.

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

Depreciation expense was $325, $277 and $185 for the years ended December 31, 2015, 2014 and 2013, respectively.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the impairment tests indicate that the carrying value of the asset, or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group further analysis is performed to determine the fair value of the asset or asset group. To the extent the fair value of the asset or asset group is less than its carrying value, an impairment loss is recognized equal to the amount the fair value of the asset or asset group exceeds its carrying amount. The Company generally measures fair value by considering sale prices for similar assets or asset groups, or by discounting estimated future cash flows from such assets or asset groups using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets or asset groups, and accordingly, actual results could vary significantly from such estimates. There have been no impairment losses recognized for the years ended December 31, 2015, 2014 or 2013.

Other Assets

Other assets consist primarily of deferred financing fees, net of amortization, recorded in connection with the term loan with Silicon Valley Bank. Upon repayment of the term loans, the Company is required to make a final payment to Silicon Valley Bank equal to 5.0% of the original principal amount.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable and free of contingencies or uncertainties; (iii) collectability is reasonably assured; and (iv) product delivery has occurred, which is when product title transfers to the customer, or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations.  The C-Pulse System is not approved for commercial sale. However, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S. sites during the Company’s clinical studies.  Consequently, the Company is able to invoice hospitals and clinics that are eligible for reimbursement by Medicare, Medicaid or private insurance companies. The Company’s revenue has consisted solely of sales of the C-Pulse System to hospitals and clinics who participate in the Company’s clinical studies per the terms of the clinical study contracts. For clinical study implant revenue, the product title generally transfers on the date the product is implanted. Product costs incurred for the Company’s clinical studies are deemed to be development costs and are expensed to research and development as incurred. Upon commercialization, product costs will be capitalized in inventory and recorded to cost of sales as the inventory is sold.

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

See Note 5 for further information regarding the assumptions used to calculate the fair value of share-based compensation.

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

Net Loss per Share

Basic net loss attributable to common stockholders, on a per share basis, is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share (“EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and computed in accordance with the treasury stock method. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. Shares reserved for outstanding stock warrants and options and restricted stock units totaling  2,302,257, 2,832,194, and 3,623,806 for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those years.

Research and Development

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. The Company incurred research and development expenses of $17.7 million, $16.9 million and $13.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Recent Accounting Pronouncements

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

In August 2014, the FASB amended guidance relating to the presentation and disclosure of the uncertainties of an entity’s ability to continue as a going concern.  This guidance explicitly requires management of a company to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance is effective for the Company’s annual reporting periods ending after December 15, 2016, and for annual and interim periods beginning thereafter, with early adoption permitted. The Company is evaluating the impact that the adoption of this standard will have, if any, on its financial statements and disclosures.

In April 2015, the FASB issued amended guidance concerning debt issuance costs in relation to a recognized debt liability to require it be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2016. Upon adoption of this standard, the Company will reclassify $121,000 of unamortized debt issuance costs currently classified as Other Current Assets and as Other Assets in the accompanying balance sheet as of December 31, 2015, to an offset of Current and Long-Term Debt.

In November 2015, the FASB issued amended guidance concerning the classification of deferred taxes on the balance sheet to require that deferred tax assets and deferred tax liabilities be presented as noncurrent in a classified balance sheet. The amendment is effective for our annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The adoption of this standard will not have an impact on the Company’s consolidated financial statements as all deferred tax assets are fully reserved.

In February 2016, the FASB issued updated guidance to improve financial reporting about leasing transactions. This guidance will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This guidance is effective for the Company’s annual reporting period beginning January 1, 2020, and for interim periods beginning January 1, 2021.  The Company is evaluating the impact that the adoption of this standard will have, if any, on its financial statements and disclosures.

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

Note 2—Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment were as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Office Furniture & Fixtures	$269	$229
Leasehold Improvements	145	145
Software	121	65
Production Equipment	837	786
Computer Equipment	273	221
Total	1,645	1,446
Accumulated Depreciation	(1,110)	(785)
	$535	$661

Note 3—Debt

On February 18, 2015, the Company entered into a loan and security agreement with Silicon Valley Bank for proceeds of up to $10.0 million at an annual interest rate of 7.0%. Under this agreement, a $6.0 million term loan was funded at closing and an additional term loan in the amount of $2.0 million was funded on June 26, 2015.  Availability of the second term loan was conditioned on the U.S. Food and Drug Administration (FDA) granting the Company interim analysis of COUNTER HF™, its U.S. pivotal study for the C-Pulse® Heart Assist System. The Company achieved this regulatory milestone in February 2015.  The remaining $2.0 million term loan was available until September 30, 2015, provided that the Company had enrolled its one hundredth patient in the COUNTER HF study on or before that date. The Company did not achieve this milestone and did not secure additional borrowings under this facility. Total borrowings outstanding under the Silicon Valley Bank facility totaled $8.0 million as of December 31, 2015. The carrying amount of this debt approximated its fair value as of December 31, 2015.

On December 8, 2015, the Company entered into an amendment to the loan and security agreement.  The amendment removed the existing requirement to raise a minimum of $20.0 million in unencumbered net cash proceeds from the issuance and sale of equity securities by March 31, 2016.  The Company agreed instead to a liquidity covenant requiring it to maintain cash and cash equivalents in an amount equal to or greater than eight times the Company’s monthly cash burn amount.  The amendment also increased the prepayment fees required to be paid by the Company in the event that the loan is repaid before its maturity date.

The proceeds from the term loans are used for general corporate and working capital purposes.  The Company was entitled to make interest only payments until January 1, 2016.  Commencing on January 1, 2016, and continuing on the first day of each calendar month thereafter, the Company is required to repay the advances made in twenty-four consecutive equal monthly installments. Principal payments coming due within twelve months have been classified as current in the accompanying balance sheet.

The agreement is secured by a security interest in assets of the Company and its current and future subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property. The agreement contains a liquidity covenant that requires that the Company maintain cash and cash equivalents in an amount equal or greater than eight times its monthly cash utilization, as well as customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.  As of December 31, 2015, the Company was in compliance with all covenants under this agreement.

Upon repayment of the term loans, the Company is required to make a final payment to Silicon Valley Bank equal to 5.0% of the original principal amount of the term loans. This final payment totals $0.4 million and it has been classified as Other Liabilities on the accompanying balance sheet as of December 31, 2015.

Debt obligations and the related interest rate were as follows (in thousands):

	Interest Rate at December 31, 2015	Maturity	December 31, 2015
Loan Facility Tranche A	7.0%	December 2017	$6,000
Loan Facility Tranche B	7.0%	December 2017	2,000
Total Debt			$8,000
Less Loan Discount			201
Less Current Maturities			3,858
Total Long Term Debt			$3,941

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

All warrants have a life of ten years and were fully vested at the date of grant. The value of these warrants was recorded as debt discount in the accompanying balance sheet and is being amortized to interest expense over the term of the debt agreement using the effective interest rate method.  As of December 31, 2015, $201,000 of unamortized debt discount was netted against long-term debt in the accompanying condensed consolidated balance sheet.

Note 4—Shareholder’s Equity

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

During 2014, the Company sold 23,120 shares of common stock for net proceeds of $0.1 million, after stock issuance costs of $32,000. In 2015, the Company sold 1,256,380 shares of common stock for net proceeds of $7.1 million after stock issuance costs of $0.2 million. As of December 31, 2015, the Company had a total of $32.6 million available for future sales under the Sales Agreement.

Note 5— Stock-Based Compensation

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

The Company recognized share-based compensation expense related to grants of stock options, RSUs and common stock awards to employees, directors and consultants of $2.437 million, $3.085 million, and $3.604 million during the years ended December 31, 2015, 2014, and 2013, respectively. The following table summarizes the stock-based compensation expense which was recognized in the consolidated statements of operations for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Selling, general and administrative	$1,612	$2,241	$2,722
Research and development	825	844	882
Total	$2,437	$3,085	$3,604

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

Stock Options: The following is a summary of the Plans’ stock option activity during the years ended December 31:

	2015		2014		2013
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	2,170,493	$6.51	1,886,579	$8.80	1,113,244	$9.47
Granted	275,460	3.90	776,348	5.37	905,900	8.17
Exercised	—	—	(16,580)	5.88	—	—
Forfeited/expired	(452,879)	6.41	(475,854)	10.98	(132,565)	10.06
Outstanding at December 31	1,993,074	$6.13	2,170,493	$6.51	1,886,579	$8.80
Exercisable at December 31	1,246,819	$6.72	995,351	$7.18	801,480	$8.95

For options outstanding and exercisable at December 31, 2015, the weighted average remaining contractual life was 7.38 years and 8.07 years, respectively. The total intrinsic value, calculated as the closing stock price at year-end less the option exercise price, of options exercised during 2014 was $56,000. There were no option exercises in 2015.

The total fair value of options that vested in 2015, 2014 and 2013 was $1.9 million, $1.8 million and $1.6 million, respectively, at the fair value of the options as of the date of grant.

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

The following table provides the assumptions used in the Black-Scholes model:

	For the Years ended December 31
	2015	2014	2013
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.89%	2.12%	1.31%
Expected volatility	88%	91%	96%
Expected life (in years)	6.25	6.25	5.5

The weighted-average fair value of stock options granted in 2015, 2014 and 2013 was $2.62, $4.05, and $5.54, respectively. As of December 31, 2015, the total compensation cost related to all non-vested stock option awards not yet recognized was $1.8 million and is expected to be recognized over the remaining weighted-average period of 2.3 years.

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

Restricted Stock Awards: The following table summarizes restricted stock award activity during 2015, 2014 and 2013:

	2015		2014		2013
	RSUs	Weighted Average Grant Price	RSUs	Weighted Average Grant Price	RSUs	Weighted Average Grant Price
Nonvested, beginning balance	156,535	$5.06	84,128	$11.32	—	$—
Granted	27,195	4.29	244,225	5.07	116,202	10.97
Vested	(171,290)	4.37	(168,682)	8.11	(32,074)	10.01
Forfeited	(1,100)	3.20	(3,136)	10.90	—	—
Nonvested at December 31	11,340	$4.29	156,535	$5.06	84,128	$11.32

During 2015, 2014, and 2013 employees tendered restricted stock units totaling 65,858, 70,161, and 9,779, respectively, to cover related payroll tax withholdings.

Common Stock Issuances

Fully vested common stock awards totaling 105,605 shares at a weighted average value of $11.32 per share were issued in the year ended December 31, 2013. Of these share awarded, 49,137 shares were tendered to the Company to cover related employee tax withholdings. There were no awards of fully vested common stock in 2015 or 2014.

Warrants

During the year ended December 31, 2014, 2,798 warrants were exercised at a price of AU$6.40 per share for total proceeds of $16,000 and 15,000 warrants were exercised at a price of AU$6.40 per share resulting in the net issuance of 5,397 shares of common stock.

Warrants to purchase 297,843, 505,166, and 1,630,804 shares of common stock were outstanding at December 31, 2015, 2014 and 2013, respectively. As of December 31,2015, there were 297,843 warrants outstanding that were exercisable at prices ranging from $3.68 to $8.03 per share, and are exercisable over a period ranging from two months to 9.5 years.

Note 6—Income Taxes

Domestic and foreign loss before income taxes, consists of the following:

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Domestic	$(26,665)	$(25,773)	$(22,149)
Foreign	(42)	(63)	(822)
Loss before income taxes	$(26,707)	$(25,836)	$(22,971)

The components of income tax benefit consist of the following:

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Current:
United States and state	$—	$—	$136
Foreign, net	124	249	1,077
Deferred:
United States and state	—	—	—
Foreign	—	—	—
Total income tax benefit	$124	$249	$1,213

Actual income tax benefit differs from statutory federal income tax benefit as follows:

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Statutory federal income tax benefit	$9,066	$8,784	$7,810
State tax benefit, net of federal taxes	4	—	1,363
Foreign tax	3	23	(33)
R&D tax credit	135	265	1,213
Nondeductible/nontaxable items	(186)	(283)	(367)
Other	(164)	—	(119)
Valuation allowance increase	(8,734)	(8,540)	(8,654)
Total income tax benefit	$124	$249	$1,213

Deferred taxes consist of the following:

	As of
(Dollars in thousands)	December 31, 2015	December 31, 2014
Deferred tax assets:
Current:
Accrued leave	$71	$84
Other accrued expenses	163	97
Total current deferred tax asset	234	181
Noncurrent:
Stock based compensation	1,539	1,287
Net operating loss carryforward	44,462	37,248
Deferred rent	21	29
Other	52	54
R&D credit carryforward	531	531
Total noncurrent deferred tax assets	46,605	39,149
Total deferred tax assets	$46,839	$39,330
Deferred tax liabilities:
Current:	$—	$—
Noncurrent:
Fixed assets	—	(31)
Total deferred tax liabilities	$—	$(31)
Net deferred tax asset	46,839	39,299
Less: valuation allowance	(46,839)	(39,299)
Total	$—	$—

As of December 31, 2015, the Company had net operating loss (“NOLs”) carryforwards of approximately $94.0 million for U.S. federal income tax purposes, which expire between 2024 and 2034, and NOLs in the Commonwealth of Australia of approximately AU$49.1 million which the Company can carry forward indefinitely. U.S. NOLs cannot be used to offset taxable income in foreign jurisdictions. In addition, future utilization of NOL carryforwards in the U.S. may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The Company received $135,000, $265,000, and $1.1 million fully refundable research and development tax credits in 2015, 2014 and 2013, respectively, related to qualified research and development expenditures of its Australian subsidiary for its tax years ended June 30, 2014, 2013, and 2012, respectively. The Company has not completed its Australian tax return for its Australian subsidiaries tax year ended June 30, 2015. As the Company cannot be reasonably assured of the amount or eligibility of the refundable research and development credit resulting from its Australian research and development activities, the Company has not reflected a benefit related to the research and development credit in its income tax provision for the year ended December 31, 2015.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance for U.S. and foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. For the years ended December 31, 2015 and 2014, the valuation allowance increased by $7.5 million and $5.1 million, respectively.

The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no material uncertain tax positions as of December 31, 2015, 2014 or 2013.

The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  During the years ended December 31, 2015, 2014 and 2013, the Company recorded no accrued interest or penalties related to uncertain tax positions.

The tax years ended December 31, 2012 through December 31, 2015 remain open to examination by the Internal Revenue Service. For the various states where we are subject to taxation, the fiscal tax years ended June 30, 2011 through December 31, 2015, remain open to examination. Additionally, the returns of the Company’s Australian and Irish subsidiary are subject to examination by tax authorities of those jurisdictions for the tax years ended and subsequent to June 30, 2011 and December 31, 2014, respectively.

Note 7—Commitments and Contingencies

Leases

The Company leases office space under a non-cancelable operating lease that expires in March 2019. The lease contains provisions for future annual inflationary adjustments.  Rent expense is recognized using the straight-line method over the term of the lease.

The Company leases office equipment under non-cancelable operating leases that expire at various times through May 2016.

Rent expense related to operating leases was approximately $261,000, $179,000, and $196,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2015, were approximately $198,000, $199,000, $195,000, $49,000, and $0 for each of the years ended December 31, 2016, through 2020, respectively.

Employee Retirement Plan

The Company has a 401(k) profit sharing plan that provides retirement benefit to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to IRS limitations, with the Company matching a portion of the employee’s contributions at the discretion of the Company. Matching contributions totaled $147,000, $146,000 and $14,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 8—Segment and Geographic Information

The Company has one reportable segment, cardiac and coronary disease products.

At December 31, 2015, long-lived assets were located primarily in the United States.

Note 9—Quarterly Financial Data (unaudited)

	Net Sales	Operating Expenses	Net Loss	Basic and Diluted Loss Per Share
	(dollars in thousands, except per share data)
2015
First Quarter	$59	$7,051	$(7,063)	$(0.40)
Second Quarter	—	6,331	(6,358)	(0.35)
Third Quarter	—	6,273	(6,558)	(0.36)
Fourth Quarter	—	6,354	(6,604)	(0.36)
Totals	$59	$26,017	$(26,583)	$(1.47)

2014
First Quarter	$59	$6,424	$(6,332)	$(0.38)
Second Quarter		6,656	(6,380)	(0.35)
Third Quarter	59	6,169	(6,132)	(0.36)
Fourth Quarter	177	6,833	(6,743)	(0.40)
Totals	$295	$26,082	$(25,587)	$(1.51)

2013
First Quarter	$—	$4,402	$(4,399)	$(0.47)
Second Quarter	—	5,300	(4,220)	(0.35)
Third Quarter	59	6,233	(6,035)	(0.47)
Fourth Quarter	—	6,995	(7,104)	(0.42)
Totals	$59	$22,930	$(21,758)	$(1.71)

Note 10—Subsequent Events

On March 3, 2016, the Company announced that it is no longer enrolling patients into the COUNTER HF and OPTIONS HF studies and that it plans to pursue a new strategic direction, which includes seeking approval for a short term clinical study in which patients will remain on therapy for a shorter duration, making certain improvements to the C-Pulse System and implant procedure in connection therewith, and focusing additional resources on the development of a fully-implantable system.

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

As of December 31, 2015, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                        Other Information.

None.

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2016 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal 1 — Election of Directors,” “Board Matters — Committees of the Board,” “Board Matters — Corporate Governance,” “Executive Officers” and “Additional Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”

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

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoints John Erb and Claudia Drayton as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the SEC, and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2016	SUNSHINE HEART, INC.

	By:	/S/ JOHN L. ERB
John L. Erb
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN L. ERB	Chief Executive Officer and Director	March 15, 2016
John L. Erb	(principal executive officer)

/S/ CLAUDIA DRAYTON	Chief Financial Officer	March 15, 2016
Claudia Drayton	(principal financial and accounting officer)

/S/ PAUL R. BUCKMAN	Director	March 15, 2016
Paul R. Buckman

/S/ JON W. SALVESON	Director	March 15, 2016
Jon W. Salveson

/S/ GREGORY D. WALLER	Director	March 15, 2016
Gregory D. Waller

/S/ WARREN S. WATSON	Director	March 15, 2016
Warren S. Watson

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Amended and Restated Bylaws	10	001-35312	September 30, 2011	3.2

3.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock	8-K	001-35312	June 14, 2013	3.1

4.1	Rights Agreement dated June 14, 2013 by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-35312	June 14, 2013	4.1

4.2	Warrant to Purchase Stock, dated February 18, 2015, issued to Silicon Valley Bank	8-K	001-35312	February 19, 2015	4.1

4.3	Warrant to Purchase Stock, dated February 18, 2015, issued to Life Science Loans, LLC	8-K	001-35312	February 19, 2015	4.2

10.1	Amended and Restated 2002 Stock Plan†	10	001-35312	December 16, 2011	10.2

10.2	Form of Notice of Stock Option Grant and Option Agreement for Amended and Restated 2002 Stock Plan†	10	001-35312	September 30, 2011	10.3

10.3	Second Amended and Restated 2011 Equity Incentive Plan, as amended†	14A	001-35312	July 27, 2012	App. A

10.4	Form of Stock Option Grant Notice and Option Agreement for 2011 Equity Incentive Plan †	10	001-35312	September 30, 2011	10.5

10.5	Form of Stock Option Grant Notice and Option Agreement (Senior Management) for 2011 Equity Incentive Plan†	10	001-35312	September 30, 2011	10.6

10.6	Form of Stock Option Grant Notice and Option Agreement (Director) for 2011 Equity Incentive Plan†	8-K	001-35312	September 18, 2012	10.1

10.7	Form of Stock Grant Notice and Award Agreement for 2011 Equity Incentive Plan†	8-K	001-35312	September 10, 2013	10.1

10.8	Form of Restricted Stock Unit	8-K	001-35312	September 10, 2013	10.2

	Grant Notice and Agreement for 2011 Equity Incentive Plan†

10.9	2013 Non-Employee Directors’ Equity Incentive Plan†	14A	001-35312	April 5, 2013	App. A

10.10	Form of Stock Option Grant Notice and Option Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	March 20, 2014	10.10

10.11	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	March 20, 2014	10.11

10.12	New-Hire Equity Incentive Plan†	10-Q	001-35312	August 8, 2013	10.1

10.13	First Amendment to New-Hire Equity Incentive Plan†	10-Q	001-35312	November 12, 2013	10.1

10.14	Second Amendment to New-Hire Equity Incentive Plan†	10-Q	333-202904	March 20, 2015	10.1

10.15	Form of Stock Option Grant Notice and Option Agreement for New-Hire Equity Incentive Plan†	10-K	001-35312	March 20, 2014	10.14

10.16	Form of Indemnity Agreement for the Company’s executive officers and directors†	10	001-35312	September 30, 2011	10.1

10.17	Form of Change in Control Agreement for the Company’s executive officers†	10-K	001-35312	March 20, 2015	10.16

10.18	Non-Employee Director Compensation Policy†	10-Q	001-35312	August 8, 2013	10.2

10.19	Executive Employment Agreement dated February 6, 2013 by and between the Company and David A. Rosa†	8-K	001-35312	February 6, 2013	10.1

10.21	License, Supply & Manufacturing Agreement dated April 26, 2010 by and between the Company and DSM PTG, Inc.#	10	001-35312	February 14, 2012	10.17

10.22	Lease Agreement dated October 21, 2011 by and between the Company and Silver Prairie Crossroads, LLC	10	001-35312	December 16, 2011	10.18

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.23	Sales Agreement dated March 21, 2014 by and between the Company and Cowen and Company, LLC	S-3	333-194731	March 21, 2014	1.2

10.24	Loan and Security Agreement between the Company and Silicon Valley Bank dated February 18, 2015	8-K	001-35312	February 19, 2015	10.1

10.25	First Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated December 8, 2015	8-K	001-35312	December 9, 2015	99.1

10.26	Second Amendment to Lease, dated as of April 20, 2015, by and between the Company and Capital Partners Industrial Fund I, LLLP dba Prairie Crossroads Business Center	8-K	001-35312	April 23, 2015	10.1

10.27	Termination and Release Agreement dated January 1, 2015 by and between the Company and William S. Peters†	10-Q	001-35312	May 7, 2015	10.2

10.28	Separation and Release Agreement dated June 19, 2015 by and between the Company and Kimberly A. Oleson†	10-Q	001-35312	August 5, 2015	10.2

10.29	Separation and Release Agreement between the Company and David A. Rosa, dated November 30, 2015†	8-K	001-35312	November 30, 2015	99.1

21	List of subsidiaries of the Company					X

23	Consent of Ernst & Young LLP					X

31.1	Section 302 Certification—CEO					X

31.2	Section 302 Certification—CFO					X

32.1	Section 906 Certification—CEO					X

32.2	Section 906 Certification — CFO					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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