Form 10-Q
period 2016-03-31
Sunshine Heart, Inc.
filed 2016-05-05
CIK 1506492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 3, 2016 was 18,389,791.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,470	$23,113
Other current assets	547	479
Total current assets	17,017	23,592
Property, plant and equipment, net	462	535
Other assets	299	323
TOTAL ASSETS	$17,778	$24,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$3,867	$3,798
Accounts payable and accrued expenses	2,410	2,832
Accrued salaries, wages, and other compensation	555	1,368
Total current liabilities	6,832	7,998
Long-term debt, net of discount	2,934	3,881
Other Liabilities	400	400
Total liabilities	10,166	12,279
Commitments and contingencies	—	—

Stockholders’ equity
Series A junior participating preferred stock as of March 31, 2016 and December 31, 2015, $0.0001 par value per share; authorized 30,000 shares, none outstanding	—	—
Preferred stock as of March 31, 2016 and December 31, 2015, $0.0001 par value per share; authorized 39,970,000 shares, none outstanding	—	—
Common stock as of March 31, 2016 and December 31, 2015, par value $0.0001 per share; authorized 100,000,000 shares; issued and outstanding 18,368,849 and 18,344,478 shares, respectively	2	2
Additional paid-in capital	164,336	164,105
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,242	1,246
Accumulated deficit	(157,968)	(153,182)
Total stockholders’ equity	7,612	12,171
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,778	$24,450

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
Net sales	$—	$59
Operating expenses:
Selling, general and administrative	1,349	2,186
Research and development	3,206	4,865
Total operating expenses	4,555	7,051
Loss from operations	(4,555)	(6,992)
Interest expense	(229)	(63)
Other income (expense), net	1	(3)
Loss before income taxes	(4,783)	(7,058)
Income tax expense	3	5
Net loss	$(4,786)	$(7,063)

Basic and diluted loss per share	$(0.26)	$(0. 40)

Weighted average shares outstanding — basic and diluted	18,353	17,509

Other comprehensive income:
Foreign currency translation adjustments	$(4)	$10
Total comprehensive loss	$(4,790)	$(7,053)

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2016	2015
Operating activities:
Net loss	$(4,786)	$(7,063)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	81	80
Stock-based compensation expense, net	231	743
Amortization of debt discount and financing fees	84	14
Changes in operating assets and liabilities:
Other current assets	(67)	(561)
Other assets	2	(135)
Accounts payable and accrued expenses	(1,241)	(162)
Net cash used in operations	(5,696)	(7,084)

Investing activities:
Purchases of property and equipment	(8)	(72)
Net cash used in investing activities	(8)	(72)

Financing activities:
Net proceeds from the sale of common stock	—	6,902
Proceeds from (repayments on) borrowings on long-term debt	(940)	6,000
Net cash provided by financing activities	(940)	12,902

Effect of exchange rate changes on cash	1	(12)
Net (decrease) increase in cash and cash equivalents	(6,643)	5,734
Cash and cash equivalents - beginning of period	23,113	31,293
Cash and cash equivalents - end of period	$16,470	$37,027

Supplement schedule of non-cash activities
Warrants issued in connection with debt financing	$—	$266

Supplemental cash flow information
Interest paid on debt borrowings	$136	$6

See notes to the condensed consolidated financial statements.

SUNSHINE HEART, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Unless otherwise specified or indicated by the context, “Sunshine Heart,” “Company,” “we,” “us” and “our” refer to Sunshine Heart, Inc. and its subsidiaries.

Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Sunshine Heart and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Going Concern: The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2015 and 2014 and through March 31, 2016, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At December 31, 2015, the Company had an accumulated deficit of $153.2 million and it expects to incur losses for the foreseeable future. To date, the Company has been funded by debt and equity financings. Although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably.

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

Earnings per share: Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares totaling 3,644,149 and 2,931,306 for the three months ended March 31, 2016 and 2015, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those periods.

New Accounting Pronouncements: In April 2015, the Financial Accounting Standards Board (FASB) issued amended guidance concerning debt issuance costs in relation to a recognized debt liability to require it be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2016.   Upon adoption of this standard, the Company reclassified $105,000 of unamortized debt issuance costs classified as other current assets and as other assets in the accompanying balance sheet to an offset of current and long-term debt as of March 31, 2016. In connection with the adoption of this standard, the Company reclassified $120,000 of debt issuance costs that were previously reported as current assets and other assets on the December 31, 2015 balance sheet, to an offset to current and long-term debt.

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

Note 2 — Debt

On February 18, 2015, the Company entered into a loan and security agreement with Silicon Valley Bank for proceeds of up to $10.0 million at an annual interest rate of 7.0%. Under this agreement, a $6.0 million term loan was funded at closing and an additional term loan in the amount of $2.0 million was funded on June 26, 2015.  Availability of the second term loan was conditioned on the U.S. Food and Drug Administration (FDA) granting the Company interim analysis of COUNTER HF™, its U.S. pivotal study for the C-Pulse® Heart Assist System. The Company achieved this regulatory milestone in February 2015.  The remaining $2.0 million term loan was available until September 30, 2015, provided that the Company had enrolled its one hundredth patient in the COUNTER HF study on or before that date. The Company did not achieve this milestone and did not secure additional borrowings under this facility. Total borrowings outstanding under the Silicon Valley Bank facility totaled $7.1 million as of March 31, 2016.

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

The agreement is secured by a security interest in assets of the Company and its current and future subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property. The agreement contains a liquidity covenant that requires that the Company maintain cash and cash equivalents in an amount equal or greater than eight times its monthly cash utilization, as well as customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.  As of March 31, 2016, the Company was in compliance with all covenants under this agreement.

Upon repayment of the term loans, the Company is required to make a final payment to Silicon Valley Bank equal to 5.0% of the original principal amount of the term loans. This final payment totals $0.4 million and it has been classified as Other Liabilities on the accompanying balance sheets as of March 31, 2016.

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

All warrants have a life of ten years and were fully vested at the date of grant. The value of these warrants was recorded as debt discount in the accompanying balance sheet and will be amortized to interest expense over the term of the debt agreement using the effective interest rate method.  As of March 31, 2016, and December 31, 2015, $154,000 and $201,000, respectively, of unamortized debt discount was netted against long-term debt in the accompanying condensed consolidated balance sheets.

Note 3 - Equity

ATM Sales: In March 2014, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company LLC (“Cowen”) to sell from time to time, in “at the market” offerings, shares of its common stock having an aggregate offering price of up to $40.0 million.  There were no issuances of common stock under this facility in the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company sold 1,214,395 shares of common stock for net proceeds of $6.9 million after stock issuance costs of $0.2 million.

As of March 31, 2016, the Company had a total of $32.6 million available for future sales under the Sales Agreement.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(in thousands)	2016	2015
Selling, general and administrative expense	$135	$567
Research and development expense	112	300
Total stock-based compensation expense	$247	$867

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

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or Level 3 and there were no movements between these categories during the periods ended March 31, 2016 and December 31, 2015.

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

As of March 31, 2016, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

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

We obtained CE Mark approval for the C-Pulse System in July 2012 and have taken initial steps to evaluate the market potential for our system in targeted countries that accept the CE Mark in anticipation of commencing commercial sales.  In order to gain additional clinical data and support reimbursement in Europe, we initiated OPTIONS HF, a post-market study in Europe to evaluate endpoints similar to those for our U.S. pivotal study.

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

As we evaluated the pace of enrollment into our pivotal and post market studies, we determined that enrolling these studies would take much longer than anticipated as a result of the invasiveness of the implant procedure and requirements imposed by the trial design. As a result, on March 3, 2016 we announced that we are no longer enrolling patients into the COUNTER HF and OPTIONS HF studies and that we plan to pursue a new strategic direction, We are currently working with our investigators to develop the specifics of our revised clinical and product development strategy. For further information, see Part I, Item 1 “Business-Our Strategy” in our Annual Report on Form 10-K for the year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to stock-based compensation, valuation of equity and debt securities, and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, valuations, or various assumptions that are believed to be reasonable under the circumstances. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Going Concern: Our financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2015 and 2014, and through March 31, 2016, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively.

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

FINANCIAL OVERVIEW

We are an early-stage medical device company focused on developing, manufacturing and commercializing our C-Pulse System for treatment of Class III and ambulatory Class IV heart failure.  Our activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies.  At March 31, 2016, we had an accumulated deficit of $158.0 million and we expect to incur losses for the foreseeable future. To date, we have been funded by private and public equity and debt financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Revenue

Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Increase (Decrease)	% Change
$—	$59,000	$(59,000)	N/A

Our revenue has been generated by sales of the C-Pulse System to hospitals and clinics in conjunction with our U.S. clinical study.  The C-Pulse System is not approved for commercial sale, however, the FDA has assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S. sites when implanted in connection with our clinical studies.  Since certain insurance companies and governmental institutions have a non-coverage policy for experimental or investigational procedures, we have not been successful in achieving reimbursement for some implant procedures. On March 3, 2016, we announced that we are no longer enrolling patients in the COUNTER HF and OPTIONS HF studies, and that we plan to pursue a new strategic direction, as discussed above and under Part I, Item 1 “Business—Our Strategy” in our Form 10-K for the year ended December 31, 2015. Since we have terminated enrollment in our OPTIONS HF and COUNTER HF clinical trials, we do not expect to generate revenue from sales of the C-Pulse System during fiscal 2016. We recognized revenue for one C-Pulse System implant in the three-month period ended March 31, 2015.

Product costs incurred for our clinical studies are deemed to be development costs and, accordingly, are expensed to research and development as incurred.

Selling, General and Administrative Expense

Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Increase (Decrease)	% Change
$1,349,000	$2,186,000	$(837,000)	(38.3)%

The decrease in selling, general and administrative expense for the three months ended March 31, 2016 as compared to 2015 is attributed to the consolidation and streamlining of activities in an effort to increase efficiencies and reduce our cash utilization, and to lower stock compensation costs.

Research and Development Expense

Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Increase (Decrease)	% Change
$3,206,000	$4,865,000	$(1,659,000)	(34.1)%

The decrease in research and development expense for the three months ended March 31, 2016 as compared to 2015 resulted primarily from our decision to stop enrollment in the COUNTER HF and OPTIONS HF studies discussed above, which was announced on March 3, 2016.  Since we have terminated enrollment in the studies, we expect that our research and development costs will decrease during fiscal 2016, but may increase thereafter as we accelerate funding of our fully implantable system and begin executing on a new clinical strategy.

Interest Expense

Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Increase (Decrease)	% Change
$229,000	$63,000	$166,000	263.5.0%

The increase is primarily due to interest expense related to borrowings outstanding under our term loan with Silicon Valley Bank, which were outstanding only for a portion of the first quarter of 2015. Foreign exchange rate gains and losses are recorded as other expense.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through a series of equity and debt issuances. During the three months ended March 31, 2015, we entered into a loan agreement with SVB for proceeds of up to $10.0 million, and issued common shares for net cash proceeds of $6.9 million under our Sales Agreement (ATM) with Cowen.  No similar financings were completed during the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, cash and cash equivalents were $16.5 million and $23.1 million, respectively.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $5.7 million and $7.1 million for the three months ended March 31, 2016 and 2015, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation, amortization of debt discount and financing fees and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $8,000 and $72,000 for the three months ended March 31, 2016 and 2015, respectively. The majority of cash used in investing activities during these periods was for the purchase of laboratory and office equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $940,000 for the three months ended March 31, 2016 and was attributable to repayments of principal amounts outstanding under our debt facility. Cash provided by financing activities was $12.9 million for the three months ended March 31, 2015, and was attributable to proceeds from debt borrowings and sales of our common stock.

Capital Resource Requirements

As of March 31, 2016, we did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

In April 2015, we amended our lease agreement for our office space leased in Eden Prairie, Minnesota, to extend it for an additional thirty-six months beyond its original expiration date. This amended lease agreement expires March 31, 2019.

On December 8, 2015, we amended our loan and security agreement with Silicon Valley Bank to remove the requirement that we complete an equity financing of at least $20.0 million in unencumbered proceeds by March 31, 2016. The amended agreement contains a liquidity covenant that requires that we maintain cash and cash equivalents in an amount equal or greater than eight times our monthly cash utilization. As of March 31, 2016, we were in compliance with all covenants under this facility.

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

Forward-Looking Statements and Risk Factors

Certain statements in this report are forward-looking statements that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations with respect to product development and commercialization efforts, results of pre-clinical and clinical studies activities and results, design and development of future studies, site activations, patient enrollment in studies, timing of regulatory filings and approvals, regulatory acceptance of our filings, our ability to meet our debt obligations, research and development activities, ultimate clinical outcomes and benefits of our products to patients, market and physician acceptance of our products, intellectual property protection, and potentially competitive product offerings. The risk factors described in our filings with the SEC could cause actual events to adversely differ from the expectations indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. Sunshine Heart does not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Sunshine Heart may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of the C-Pulse System, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.  We may update our risk factors from time to time.

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

We do not currently sell our products in the U.S. or in international markets. All of our revenue to date has been generated by reimbursement related to our U.S. clinical studies.

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in foreign exchange rates.

We are exposed to declines in the interest rates paid on deposited funds.  A hypothetical 100 basis point decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $15,000 on an annual basis.

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

As of March 31, 2016, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 1A.                   RISK FACTORS

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. Other than as set forth below, we do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

If the trading price of our common stock fails to comply with the continued listing requirements of NASDAQ, we could face possible delisting. NASDAQ delisting could materially adversely affect the market for our shares.

On March 23, 2016, we received notice from the NASDAQ Capital Market that we did not meet the continued listing requirements for listing our common stock on the NASDAQ Capital Market because for 30 consecutive business days the bid price of our common stock had closed below $1.00 per share. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days) before September 19, 2016. If we are not able to achieve compliance by September 19, 2016, we will need to cure the deficiency by effecting a reverse stock split. However, if it appears to the NASDAQ staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, NASDAQ could provide notice that our common stock will become subject to delisting. We cannot guarantee that our stock price will meet the listing requirements and therefore our common stock may be subject to delisting.  If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

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

Sunshine Heart, Inc.

Date: May 5, 2016	By:	/s/ John L. Erb
John L. Erb
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: May 5, 2016	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer
(principal financial officer)

Exhibit Index

Sunshine Heart, Inc.

Form 10-Q for the Quarterly Period Ended March 31, 2016

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith

10.1	Executive Employment Agreement between Sunshine Heart, Inc. and John L. Erb, dated March 1, 2016†	8-K	001-35312	March 2, 2016	10.1

10.2	Separation and Release Agreement by and between Sunshine Heart, Inc. and Brian J. Brown, dated February 3, 2016					X

10.3	Separation and Release Agreement by and between Sunshine Heart, Inc. and Debra Kridner, dated January 24, 2016					X

10.	Third Amendment to the Sunshine Heart, Inc. New-Hire Equity Incentive Plan †	S-8	333-210215	March 15, 2016	99.13

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†                                         Indicates management compensatory plan, contract or arrangement.