Form 10-Q
period 2017-06-30
CHF Solutions, Inc.
filed 2017-08-10
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-35312

CHF SOLUTIONS, INC.
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

Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 7, 2017 was 12,515,718

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$5,558	$1,323
Accounts receivable	618	282
Inventory	864	677
Other current assets	129	137
Total current assets	7,169	2,419
Property, plant and equipment, net	446	540
Intangible assets, net	3,980	4,302
Goodwill	189	189
Other assets	21	21
TOTAL ASSETS	$11,805	$7,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,520	$2,351
Accrued compensation	644	909
Total current liabilities	2,164	3,260
Common stock warrant liability	10	1,843
Other liabilities	126	126
Total liabilities	2,300	5,229
Commitments and contingencies	—	—

Temporary Stockholders’ Equity
Series D convertible preferred stock as of June 30, 2017 and December 31, 2016, par value $0.0001 per share; authorized 0 and 900 shares, respectively, issued and outstanding 0 and 700, respectively	—	485

Stockholders’ equity
Series A junior participating preferred stock as of June 30, 2017 and December 31, 2016, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series B-1 convertible preferred stock as of June 30, 2017 and December 31, 2016, par value $0.0001 per share; authorized 0 and 1,824.4 shares, respectively, issued and outstanding 0 and 1,824.4, respectively	—	—
Series C convertible preferred stock as of June 30, 2017 and December 31, 2016, par value $0.0001 per share; authorized 0 and 2,900 shares, respectively, issued and outstanding 0 and 2,900, respectively	—	—
Preferred stock as of June 30, 2017 and December 31, 2016, par value $0.0001 per share; authorized 39,970,000 and 39,964,375.6 shares, respectively, none outstanding	—	—
Common stock as of June 30, 2017 and December 31, 2016, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 12,321,238 and 777,238, respectively	1	—
Additional paid‑in capital	180,647	169,496
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,229	1,235
Accumulated deficit	(172,372)	(168,974)
Total stockholders’ equity	9,505	1,757
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,805	$7,471

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	$864	$-	$1,765	$-
Costs and expenses:
Cost of goods sold	616	-	1,130	-
Selling, general and administrative	2,420	1,412	4,807	2,761
Research and development	327	2,570	635	5,776
Total costs and expenses	3,363	3,982	6,572	8,537
Loss from operations	(2,499)	(3,982)	(4,807)	(8,537)
Other income (expense):
Interest expense	-	(207)	-	(436)
Other income (expense), net	5	(1)	11	-
Warrant valuation expense	-	-	(67)	-
Change in fair value of warrant liability	37	-	1,466	-
Total other income (expense)	42	(208)	1,410	(436)
Loss before income taxes	(2,457)	(4,190)	(3,397)	(8,973)
Income tax benefit (expense), net	(1)	2	(1)	(1)
Net loss	$(2,458)	$(4,188)	$(3,398)	$(8,974)

Basic and diluted loss per share	$(0.47)	$(6.83)	$(1.39)	$(14.64)

Weighted average shares outstanding – basic and diluted	7,430	613	4,505	613

Other comprehensive loss:
Foreign currency translation adjustments	$(5)	$(2)	$(6)	$(6)
Total comprehensive loss	$(2,463)	$(4,190)	$(3,404)	$(8,980)

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Six months ended June 30,
	2017	2016
Operating Activities:
Net loss	$(3,398)	$(8,974)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization expense	436	152
Stock-based compensation expense, net	281	499
Amortization of debt discount and financing fees	-	162
Change in fair value of warrant liability	(1,466)	-
Warrant valuation expense	67	-
Changes in operating assets and liabilities:
Accounts receivable	(336)	-
Inventory	(187)	-
Other current assets	8	197
Other assets	-	25
Accounts payable and accrued expenses	(1,103)	(1,197)
Net cash used in operations	(5,698)	(9,136)

Investing Activities:
Purchases of property and equipment	(20)	(29)
Net cash used in investing activities	(20)	(29)

Financing Activities:
Net proceeds from public stock offering	8,002	-
Net proceeds from exercise of warrants	1,768	-
Net proceeds from the sale of preferred stock and warrants	184	-
Repayments on borrowings on long-term debt	-	(1,895)
Net cash (used in) provided by financing activities	9,954	(1,895)

Effect of exchange rate changes on cash	(1)	(4)
Net increase (decrease) in cash and cash equivalents	4,235	(11,064)
Cash and cash equivalents - beginning of period	1,323	23,113
Cash and cash equivalents - end of period	$5,558	$12,049

Supplement schedule of non-cash activities
Warrants issued as inducement to warrant exercise	$509	$-
Conversion of temporary equity to permanent equity	$485	$-

Supplemental cash flow information
Interest paid on debt borrowings	$-	$257

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: CHF Solutions, Inc. (the “Company”) is an early-stage medical device company focused on commercializing the Aquadex FlexFlow System for Aquapheresis® therapy. The Aquadex FlexFlow System (Aquadex) is indicated for temporary (up to eight hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy, and extended (longer than 8 hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and require hospitalization. CHF Solutions is a Delaware corporation headquartered in Minneapolis with wholly owned subsidiaries in Australia, Ireland and Delaware. The Company has been listed on the NASDAQ Capital Market since February 2012.

Prior to July 2016, the Company was focused on developing the C-Pulse® Heart Assist System for treatment of Class III and ambulatory Class IV heart failure. The C-Pulse System utilized the known concept of counterpulsation applied to the aorta.  In March 2016, the Company announced that it was no longer enrolling patients into its two clinical studies for the C-Pulse System and that it planned to pursue a new strategic direction. In July 2016, the Company announced that it was moving forward with a therapeutic strategy utilizing neuromodulation rather than counterpulsation.  In August 2016, the Company acquired the Aquadex business from a subsidiary of Baxter International, Inc. (“Baxter”), a global leader in the hospital products and dialysis markets. On September 29, 2016, the Company announced a strategic refocus of its near-term strategy that included halting clinical evaluations of its neuromodulation technology to fully focus its resources on its recently acquired Aquadex business, taking actions to reduce its cash burn, and reviewing potential strategic alliances and financing alternatives. On May 23, 2017, the Company announced it was changing its name from Sunshine Heart, Inc. to CHF Solutions, Inc.to more appropriately reflect the direction of its business.

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

Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive loss, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2016 and 2015 and through June 30, 2017, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At June 30, 2017, the Company had an accumulated deficit of $172 million and it expects to incur losses for the immediate future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably.

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

The Company may require additional funding in the future, which may not be available on terms favorable to the Company, or at all. The Company’s ability to continue as a going concern may be dependent on the Company’s ability to raise additional capital based on the achievement of commercial milestones. Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern. On April 24, 2017, the Company closed on an underwritten public equity offering for net proceeds of approximately $8.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering (see Note 4 - Equity). No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

Accounts Receivable:  Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of uncollectability, historical experience, and managements’ evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. The Company’s accounts receivable have terms that require payment in 30 days.  To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of June 30, 2017 or December 31, 2016.

Inventories:  Inventories represent finished goods purchased from the Company’s supplier and are recorded as the lower of cost or market using the first-in-first out method.

Intangible assets:  The Company’s intangible assets consist of customer relationships, developed technology, and trademarks and tradenames. All intangible assets recognized by the Company result from the acquisition of the Aquadex business. All intangible assets are estimated to have a useful life of 7 years.  The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.  In cases where the carrying value exceeds the undiscounted cash flows, the carrying value is written down to its fair value, using a discounted cash flow analysis.  No impairments have been identified or recorded in the periods presented.

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

Common stock warrant liability:  The Company recorded its common stock warrant liability at fair value at the date of issuance using primarily a Monte Carlo valuation model (see Note 6 - Fair Value of Financial Instruments).  The fair value is remeasured to its estimated fair value at the end of each reporting period with changes recorded to earnings.

Earnings per share: Basic earnings per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the three and six months ended June 30, 2017, reflects a $1.0 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series E Convertible Preferred Stock in April of 2017 (see Note 4 - Equity), representing the intrinsic value of the shares at the time of issuance. In addition, the net loss allocable to common stockholders for the six months ended June 30, 2017, reflects a $1.8 million increase for the net deemed dividend to preferred stockholders provided in connection with the stockholder approval of the Series C and D Convertible Preferred Stock offering in January of 2017 (see Note 4 - Equity), representing the intrinsic value of the shares at the time of issuance. Diluted earnings per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those periods.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30
	2017	2016
Stock options	652,559	95,346
Restricted stock units	8,424	18,449
Warrants to purchase common stock	10,126,723	7,359
Total	10,787,706	121,154

New Accounting Pronouncements:  In March 2016, the Financial Accounting Standards Board (FASB) issued amended stock compensation guidance to simplify various aspects of employee share-based payments accounting and presentation in the financial statements. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard was effective for the Company’s interim and annual periods beginning after January 1, 2017. The Company adopted the guidance in the current year. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.

In May 2014, August 2015, March 2016, April 2016 and May 2016, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   The standard allows the Company to transition to the new model using either a full or modified retrospective approach. This guidance will be effective for the Company’s interim and annual periods beginning January 1, 2018. The Company is planning to complete an assessment of its revenue streams during the third and fourth quarters to determine the impact that this standard will have on its business practices, financial condition, results of operations and disclosures.

In November 2015, the FASB issued amended guidance concerning the classification of deferred taxes on the balance sheet to require that deferred tax assets and deferred tax liabilities be presented as noncurrent in a classified balance sheet. The amendment was effective for our annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. We adopted this standard in the first quarter of 2017 with no impact on the Company’s consolidated financial statements as all deferred tax assets are fully reserved.

In February 2016, the FASB issued updated guidance to improve financial reporting about leasing transactions. This guidance will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This guidance is effective for the Company’s annual and quarterly reporting periods beginning January 1, 2019.  The Company is evaluating the impact that the adoption of this standard will have, if any, on its consolidated financial statements and disclosures.

In January 2017, the FASB issued amended guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. This guidance is to be applied on a prospective basis effective for the Company’s interim and annual periods beginning after January 1, 2020, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the effect of this update on its consolidated financial statements.

Note 2 – Aquadex Acquisition

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

In connection with the acquisition of the Aquadex Business, the Company entered into a manufacturing and supply agreement with Baxter whereby Baxter agreed to manufacture and supply all of the Company’s finished goods for a period of up to 18 months from the close of the transaction. The Company completed the acquisition in order to strengthen its presence in the heart failure market.

Purchase Consideration: Total purchase consideration for the Aquadex business was as follows:

(in thousands)
Cash consideration	$4,000
Common stock consideration	950
Fair value of contingent consideration	126
Total purchase consideration	$5,076

-
Common Stock Consideration: The common stock consideration consisted of 33,334 shares of the Company’s common stock, worth $0.95 million based on the closing market value of $28.50 per share on August 5, 2016.

-
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

The goodwill is primarily attributable to new and/or future customer relationships that were not acquired in the transaction. The fair value of the capital lease asset utilized a combination of the cost and market approaches, depending on the characteristics of the asset classification. Of the $4.6 million of acquired intangible assets, $3.1 million was assigned to customer relationships, $1.1 million was assigned to developed technology, and $0.4 million was assigned to trademarks and tradename. All intangible assets are estimated to have a useful life of 7 years.

Pro Forma Condensed Combined Financial Information (Unaudited)

The following unaudited pro forma combined financial information summarizes the results of operations for three months and six months ended June 30, 2016 as if the acquisition of Aquadex had been completed on of January 1, 2016. Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the acquisition. The unaudited pro forma results include adjustments to reflect, among other things, direct transaction costs relating to the acquisition, the difference in intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, and the difference in depreciation expense to be incurred based on preliminary value of the capital lease asset. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2016 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma net sales	$864	$732	$1,765	$1,623
Pro forma net loss from operations	(2,499)	(3,968)	(4,807)	(8,523)
Pro forma basic and diluted net loss per share	$(0.47)	$(6.78)	$(1.39)	$(14.62)

Note 3 - Debt

Prior Loan Agreement: On February 18, 2015, the Company entered into a loan and security agreement with Silicon Valley Bank (the Bank) for proceeds of up to $10.0 million at an annual interest rate of 7.0%. Under this agreement, a $6.0 million term loan was funded at closing and an additional term loan in the amount of $2.0 million was funded on June 26, 2015. The proceeds from the term loans were used for general corporate and working capital purposes. Commencing on January 1, 2016, the Company began repaying the advances made in twenty-four consecutive equal monthly installments.  On August 4, 2016, the Company repaid all remaining amounts outstanding under the agreement and wrote-off all unamortized warrants and debt issuance costs. There were no borrowings outstanding under this facility as of June 30, 2017 or December 31, 2016.

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

New Loan Agreement: On August 5, 2016, the Company entered into a new loan and security agreement with the Bank (the “New Loan Agreement”).  Under the New Loan Agreement, the Bank agreed to provide the Company with up to $5.0 million in debt financing, consisting of a term loan in an aggregate original principal amount not to exceed $4.0 million (the “Term Loan”) and a revolving line of credit in an aggregate principal amount not to exceed $1.0 million outstanding at any time (the “Revolving Line”).  Proceeds from the loans were to be used for general corporate and working capital purposes.  Advances under the Term Loan were available to the Company until November 30, 2016 and were subject to the Company’s compliance with liquidity covenants. The Term Loan expired unused on November 30, 2016 and the Term Loan is no longer available to be drawn. Advances under the Revolving Line are available to the Company until March 31, 2020 and accrue interest at a floating annual rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. Advances under the revolving line are subject to various conditions precedent, including compliance with financial covenants relating to net liquidity relative to monthly cash burn, which the company does not currently meet. Outstanding borrowings, if any, are collateralized by all of the Company’s assets, excluding intellectual property which is subject to a negative pledge. There were no borrowings outstanding under this facility as of June 30, 2017 or December 31, 2016.

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

On October 30, 2016, the Company entered into an exchange agreement with the holders of its Series B Convertible Preferred Stock and agreed to issue such holders 2,227.2 shares of the Company’s Series B-1 Convertible Preferred Stock in exchange for the cancellation of all shares of Series B Convertible Preferred Stock held by such holders. The Series B-1 Convertible Preferred Stock had similar terms as the Series B Convertible Preferred Stock, except that the initial conversion price of the Series B-1 Convertible Preferred Stock was $5.10 per share. As of December 31, 2016, 402.8 shares of the Series B-1 Convertible Preferred Stock had been converted into 78,973 shares of common stock, and 1,824.4 shares of Series B-1 Convertible Preferred Stock remained outstanding. As of June 30, 2017, all remaining Series B-1 Convertible Preferred Stock had been converted into an additional 357,732 shares of common stock and none remained outstanding.

Series C and D Convertible Preferred Stock: Also, on October 30, 2016, the Company entered into a securities purchase agreement with an institutional investor for shares of convertible preferred stock and warrants with an aggregate purchase price of $3.8 million in a registered direct offering and simultaneous private placement. The first closing of the transaction occurred on November 3, 2016, whereby the Company received $3.6 million in gross proceeds and issued and sold 2,900 shares of Series C Convertible Preferred Stock, and 700 shares of Series D Convertible Preferred Stock, both with conversion prices of $5.10 per share. At the second closing, on January 10, 2017, the Company issued and sold 200 shares of Series D Convertible Preferred Stock with a conversion price of $5.10 per share for gross proceeds of $0.2 million. The Series C and D Convertible Preferred Stock included a contingent beneficial conversion amount of $1.3 million and $0.5 million, respectively, representing the intrinsic value of the shares at the time of issuance. This amount is reflected as an increase to the loss per share allocable to common stockholders in the first quarter of 2017 when the contingency for the conversion was resolved with the stockholder approval allowing for the conversion of the preferred stock into common stock.  As of December 31, 2016, 2,900 shares of Series C Convertible Preferred Stock and 700 shares of Series D Convertible Preferred Stock were outstanding and none had been converted. As of June 30, 2017, all shares of the Series C and D Convertible Preferred Stock had been converted into an aggregate of 1,114,250 shares of common stock and none remained outstanding.

The Series D Convertible Preferred Stock with a carrying value of $0.5 million was classified as temporary equity in the consolidated balance sheet as of December 31, 2016 because the Company could not control the settlement of its redemption in common stock.  The temporary equity was not remeasured to fair value each period through earnings because the events that could trigger its redemption were not probable of occurrence. There were no shares of the Series D Convertible Preferred Stock outstanding as of June 30, 2017.

Series E Convertible Preferred Stock: On April 24, 2017, the Company closed on an underwritten public offering of common stock, Series E Convertible Preferred Stock and warrants to purchase shares of common stock for gross proceeds of $9.2 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. Net proceeds totaled approximately $8.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

The offering comprised of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and one five-year warrant to purchase one share of common stock with an exercise price of $1.10 per share, and Class B Units, priced at a public offering price of $1,000 per unit, with each unit comprised of one share of preferred stock, which is convertible into 1,000 shares of common stock, and warrants to purchase 1,000 shares of common stock, also with an exercise price of $1.10 per share. The conversion price of the Series E Convertible Preferred Stock as well as the exercise price of the warrants are fixed and do not contain any variable pricing features nor any price based anti-dilutive features apart from customary adjustments for splits and reverse splits of common stock. A total of 2.8 million shares of common stock, 6,400 shares of Series E Convertible Preferred Stock convertible into 6.4 million shares of common stock, and warrants to purchase 9.2 million shares of common stock were issued in the offering including the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. The Series E Convertible Preferred Stock included a beneficial conversion amount of $1.0 million, representing the intrinsic value of the shares at the time of issuance. This amount is reflected as an increase to the loss per share allocable to common stockholders in the three and six months ended June 30, 2017. As of June 30, 2017, all shares of the Series E Convertible Preferred Stock had been converted into an aggregate of 6.4 million shares of common stock and none remained outstanding.

In connection with the issuance of the Series B, C and D Convertible Preferred Shares, the Company paid the placement agent an aggregate cash placement fee equal to 6% of the aggregate gross proceeds raised in the offering and issued warrants as described below. In connection with the issuance of the Series E Convertible Preferred Shares, the Company paid the placement agent an aggregate cash placement fee equal to 9% of the aggregate gross proceeds raised in the offering. There were no warrants issued to the placement agent as part of this financing.

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

The Company entered into the letter agreement with the investors to incent the exercise of the Original Warrants in order to receive the cash proceeds from the exercise of the Original Warrants and because the exercise of the Original Warrants would allow the Company to remove the warrant liability from its balance sheet and avoid future fair value adjustments and associated volatility in its consolidated financial statements, as the Replacement Warrants are not accounted for as liabilities based on their terms. As of June 30, 2017, there were no Original Warrants outstanding and all Replacement Warrants under the letter agreement had been issued.

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

Warrant Valuation: Both the Original Warrants and placement agent warrants were accounted for as liabilities and were recorded at fair value on the date of issuance. These warrants must be measured and recorded at fair value for each subsequent reporting period that the warrants remain outstanding, and any changes in fair value must be recognized in the statement of operations. In connection with the warrant exchange agreement described above, the Company remeasured each Original Warrant as of the date of exercise and recorded $1.4 million in connection with the change in fair value of these warrants, as an unrealized gain in the accompanying statement of operations for the six months ended June 30, 2017. Warrant liability totaled $1.8 million as of December 31, 2016, and $10,000 as of June 30, 2017.

The Replacement Warrants were valued at $0.5 million using the Black Scholes valuation model with the following assumptions: an expected dividend yield of 0%, expected stock price volatility of 49.65%-50.38%, risk-free interest rates of 1.95%-1.97% and an expected life of 5 years. The warrants have a five-year life and were fully vested at the date of grant. The terms of the Replacement Warrants do not require them to be accounted for as liabilities and are therefore recorded in equity.  As in incentive to early exercise the Original Warrants, the fair value provided to investors through the Replacement Warrants exceeded the fair value of the Original Warrants that was relinquished by the warrant holders by approximately $0.1 million, which has been reflected as an expense in the statement of operations for the six months ended June 30, 2017.

Note 5 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Six months ended June 30,
(in thousands)	2017	2016
Selling, general and administrative expense	$245	$315
Research and development expense	38	219
Total stock-based compensation expense	$283	$534

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

The fair value of the Company’s common stock warrant liability related to the Original Warrants was calculated using a Monte Carlo valuation model and was classified as Level 3 in the fair value hierarchy. The common stock warrants issued July 26, 2016 had a fair value of $226,000 on December 31, 2016 and $46,000 as of their dates of exercise. The common stock warrants issued November 3, 2016 had a fair value of $1.5 million on December 31, 2016 and $0.4 million as of their exercise dates. The common stock warrants issued January 12, 2017 had a fair value $72,000 on the date of issuance and $18,000 as of the date of exercise. All Original Warrants were classified as warrant liability and were exercised during the six months ended June 30, 2017.

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

The fair value of the Company's contingent consideration, as described in Note 2, was initially measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value, and it is considered a Level 3 instrument. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The Company measures the liability on a recurring basis using Level 3 inputs including probabilities of payment and projected payment dates. Changes to any of the inputs may result in significantly higher or lower fair value measurements. There were no changes in the fair value of the contingent consideration subsequent to the initial measurement.

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or any other classified as Level 3 and there were no movements between these categories during the periods ended June 30, 2017 and December 31, 2016. The Company believes that the carrying amounts of all remaining financial instruments approximate their fair value due to their relatively short maturities.

Note 7 – Income Taxes

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a full valuation allowance for U.S. and foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements.

During 2017, the Company experienced an ownership change as defined in Section 382 of the Internal Revenue Code which will limit the ability to utilize the Company’s net operating losses (NOL’s). The Company may have experienced additional ownership changes in earlier years further limiting the NOL carry-forwards that may be utilized.  The Company has not yet completed a formal Section 382 analysis.  The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.

As of June 30, 2017, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

Unless otherwise specified or indicated by the context, CHF Solutions, Company, we, us and our, refer to CHF Solutions, Inc. and its subsidiaries.

OVERVIEW

About CHF Solutions

We are an early-stage medical device company focused on commercializing the Aquadex FlexFlow System for Aquapheresis® therapy. The Aquadex FlexFlow System is indicated for temporary (up to eight hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy, and extended (longer than 8 hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and require hospitalization.

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

On May 23, 2017, we announced that we were changing our name from Sunshine Heart, Inc. to CHF Solutions, Inc. to more appropriately reflect the direction of our business.

Reverse Stock Split

At a special meeting of our stockholders on January 9, 2017, our stockholders approved, among other things, a reverse stock split, and following such special meeting, our Board of Directors approved a 1-for-30 reverse split of our issued and outstanding shares of common stock.  The reverse stock split was effective as of 5:00 p.m. Eastern Time on January 12, 2017, and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on January 13, 2017.  The reverse stock split did not change the par value of our stock or the authorized number of common or preferred shares.  All share and per share amounts in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 and 2016, including the consolidated financial statements and notes thereto, have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

We entered into the letter agreement with the investors to incent the exercise of the Original Warrants in order to receive the cash proceeds from the exercise of the Original Warrants and because the exercise of the Original Warrants would allow us to remove the warrant liability from our balance sheet and avoid future fair value adjustments and associated volatility in our consolidated financial statements. As of June 30, 2017, we had no Original Warrants outstanding and we had issued all Replacement Warrants under the letter agreement.

Public Offering

On April 24, 2017, we closed on an underwritten public offering of 2.8 million shares of common stock, 6,400 shares of Series E Convertible Preferred Stock and warrants to purchase 9.2 million shares of common stock, which includes the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, for gross proceeds of $9.2 million.  Net proceeds totaled approximately $8.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

See Note 4 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nasdaq Compliance

On September 21, 2016, we received notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Staff had determined to delist our securities from The Nasdaq Capital Market due to our then continued non-compliance with the minimum bid price requirement.  We timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which occurred on November 10, 2016.  On November 11, 2016, we received notice from the Staff that we no longer satisfied Nasdaq Listing Rule 5550(b) insofar as we did not expect to report stockholders’ equity of at least $2.5 million upon the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and that the deficiency could serve as an additional basis for the delisting of the Company’s common stock from The Nasdaq Capital Market.  On November 21, 2016, Nasdaq informed us that the Panel had granted us continued listing on The Nasdaq Capital Market while we implement our plan to regain compliance with the minimum bid price and minimum stockholders’ equity requirements.  The Panel granted us until January 30, 2017 to evidence a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. After implementing the reverse stock split described above, we received confirmation from Nasdaq on February 9, 2017 that we regained compliance with the minimum bid price rule.  The Panel had granted us until March 20, 2017 to evidence compliance with the $2.5 million stockholder’s equity requirement. On March 28, 2017, we announced that the Panel had granted us an extension through May 10, 2017 to evidence compliance with the minimum stockholder’s equity requirement.  On May 4, 2017, we were formally notified by Nasdaq that we had regained compliance with the minimum stockholders’ equity requirement and we were in compliance with all other applicable requirements for listing on The Nasdaq Capital Market.

On June 1, 2017, we received a subsequent notification from Nasdaq informing us that we were no longer in compliance with the minimum bid price requirement, as the bid price of our shares of common stock (“Common Stock”) closed below the minimum $1.00 per share for the 30 consecutive business days prior to the date of the notice. Nasdaq also notified us that we were provided 180 calendar days, or until November 28, 2017, to regain compliance with the minimum bid price requirement. We may regain compliance with this requirement if the closing bid price of our common stock is $1.00 per share or more for a minimum of 10 consecutive business days at any time before November 28, 2017.

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

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to stock-based compensation, valuation of equity and debt securities, and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, valuations, or various assumptions that are believed to be reasonable under the circumstances. Other than new estimates made in connection with the valuation of our warrant liability, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Accounts Receivable:  Our accounts receivable have terms that require payment in 30 days.  We did not establish an allowance for doubtful accounts at June 30, 2017 as we have not experienced any write offs or a deterioration in the aging of our receivables to date and do not expect to experience in the future.

Inventories:  Inventories represent finished goods purchased from our supplier and are recorded as the lower of cost or market using the first-in-first out method.

Intangible assets:  Our intangible assets consist of $3.1 million for customer relationships, $1.1 million for developed technology, and $0.4 million for trademarks and tradenames. All intangible assets are estimated to have a useful life of 7 years.  We review our definite-lived intangible assets for impairment when impairment indicators exist.  When impairment indicators exist, we determine if the carrying value of the intangible assets exceeds the related undiscounted cash flows.  In cases where the carrying value exceeds the undiscounted cash flows, the carrying value is written down to its fair value, generally using a discounted cash flow analysis.  No impairments have been identified or recorded in the periods presented.

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

In January 2017, the FASB issued amended guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. This guidance is to be applied on a prospective basis effective for our interim and annual periods beginning after January 1, 2020, with early adoption permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the timing of adoption and the effect, if any, of this guidance on our consolidated financial statements.

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

Common stock warrant liability:  We record the common stock warrant liability at fair value at the date of issuance using primarily a Monte Carlo valuation model (See Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).  The fair value is remeasured to its estimated fair value at the end of each reporting period with changes recorded to earnings.

Stock-Based Compensation: We recognize all share-based payments to employees and directors, including grants of stock options, restricted stock units (RSUs), warrants and common stock awards in the statement of operations as an operating expense based on their fair values over the requisite service period.

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

Earnings per share: We compute basic earnings per share based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the three and six months ended June 30, 2017, reflects a $1.0 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series E Convertible Preferred Stock in April of 2017, representing the intrinsic value of the shares at the time of issuance. In addition, the net loss allocable to common stockholders reflects an increase for net deemed dividends of $1.8 million to preferred stockholders provided in connection with the stockholder approval of the Series C and D Convertible Preferred Stock transactions in January of 2017, representing the intrinsic value of the shares at the time of issuance.  Diluted earnings per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares were excluded from the computation of loss per share as their effect was antidilutive due to our net loss in each of those periods.

Going Concern: Our financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2016 and 2015, and through June 30, 2017, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively.

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

We may be required to seek additional funding to grow our Aquadex Business, which may not be available on terms favorable to us, or at all. In addition, the risk that we may not be able to continue as a going concern may make it more difficult to obtain necessary additional funding on terms favorable to us, or at all. Should future capital raising be unsuccessful, we may not be able to continue as a going concern. Furthermore, our ability to continue as a going concern is subject to our ability to develop and successfully commercialize the product being developed. If we are unable to obtain such funding of an amount and timing necessary to meet our future operational plans, or to successfully commercialize our intellectual property, we may be unable to continue as a going concern. On April 24, 2017, we closed on an underwritten public equity offering for net proceeds of approximately $8.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering (See Note 4 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). We have made no adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we not continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1 to the current period’s condensed consolidated financial statements.

FINANCIAL OVERVIEW

We are an early-stage medical device company focused on developing a product portfolio to treat moderate to severe heart failure and related conditions.  Our activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies.  At June 30, 2017, we had an accumulated deficit of $172.4 million and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and private and public equity financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

Net Sales
(dollars in thousands)

Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Increase (Decrease)	% Change
$864	$-	$864	N/A

We generated revenues of $0.9 million for the three months ended June 30, 2017.  Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with our Aquadex consoles. We had no commercial sales prior to the acquisition of the Aquadex Business, which we acquired from Baxter in August 2016.

On March 3, 2016, we announced that we were no longer enrolling patients in our two clinical studies for our now discontinued C-Pulse System. Prior to this announcement, all of our revenue was generated by sales of the C-Pulse System to hospitals and clinics in conjunction with our U.S. clinical study.  The C-Pulse System was not approved for commercial sale, however, the FDA had assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S. sites when implanted in connection with our clinical studies.  During the three months ended June 30, 2016, we performed no implants that qualified for reimbursement and recognized no revenue during the period. Since we terminated enrollment in these clinical studies, we do not expect to generate revenue from our clinical studies in the foreseeable future.

On September 29, 2016, we announced a strategic refocus of our near-term strategy to fully focus the Company’s resources on our recently acquired Aquadex Business. As such, we expect our Aquadex revenue to grow in the upcoming quarters as we drive increased utilization of disposable products within our installed base.

Costs and Expenses
Our costs and expenses were as follows:

(dollars in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Increase (Decrease)	% Change
Cost of goods sold	$616	$-	$616	N/A
Selling, general and administrative	$2,420	$1,412	$1,008	71.4%
Research and development	$327	$2,570	$(2,243)	(87.3)%

Cost of Goods Sold
In connection with the acquisition of the Aquadex product line, we entered into a manufacturing and supply agreement with Baxter. Cost of sales reflects the agreed-upon price paid to Baxter for the manufacturing of the disposables and consoles. The acquisition closed on August 5, 2016. Prior to that date, we did not have commercial sales or related product costs.

In May 2017, we notified Baxter that we intended to have it cease manufacturing the Aquadex product line as of June 30, 2017. We expect to begin manufacturing products in-house in the fourth quarter of the current year. We expect to continue to purchase materials and finished goods from Baxter into the first quarter of 2018. Cost of sales for the three months ended June 30, 2017, include startup costs for the planning and preparation associated with the transfer of these manufacturing activities to our facilities in Eden Prairie, Minnesota.

In 2018, we expect our gross margins to improve as volumes increase and we achieve larger efficiencies of scale.

Selling, General and Administrative
The changes in selling, general and administrative expense reflect primarily the impact of our transition from a research and development stage company to a commercially focused organization. As a result, we incurred approximately $1.0 million of incremental expenses related to the commercialization of the Aquadex FlexFlow, which we acquired from Baxter in August of 2016.

As we continue to ramp up our sales organization we expect that our selling expenses will continue to increase in future quarters, and that general and administrative expenses will either remain constant or decrease as we continue to streamline activities.

Research and Development
The decrease in research and development expense resulted primarily from our decision to stop enrollment in our two clinical studies for our now discontinued C-Pulse System, which was announced on March 3, 2016.  In July 2016, we announced that we were moving forward with a therapeutic strategy utilizing neuromodulation rather than counterpulsation.  Further, on September 29, 2016, we announced a strategic refocus of our near-term strategy that includes halting clinical evaluations of the neuromodulation technology to fully focus the Company’s resources on our recently acquired Aquadex system.  We expect to make modest future investments in research and development related to our Aquadex system, and as a result, we expect that our research and development expenditures will increase modestly in future quarters, subject to future decisions on clinical studies.

Other Income (Expense)
The following is a summary of other income (expense)

(dollars in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Increase (Decrease)	% Change
Interest expense	$-	$207	$(207)	N/A
Change in fair value of warrant liability	$37	$-	$37	N/A

Interest Expense
The decrease in interest expense is related to the repayment of borrowings outstanding under our prior term loan with Silicon Valley Bank. On August 4, 2016, we repaid all amounts outstanding under this loan facility, totaling $5.5 million.

Change in Fair Value of Warrant Liability
The gain recognized for the change in fair value of warrant liability relates to the decrease in value of the warrants issued to the placement agent in connection with financings completed on July 26, 2016, November 3, 2016 and January 10, 2017. These warrants were classified as liabilities on our balance sheet as of June 30, 2017 and December 31, 2016 and required to be marked to market at each reporting period, with the changes in fair value recorded on our consolidated statement of operations.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

Net Sales
(dollars in thousands)

Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Increase (Decrease)	% Change
$1,765	$-	$1,765	N/A

We generated revenues of $1.8 million for the six months ended June 30, 2017.  Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with our Aquadex consoles. We had no commercial sales prior to the acquisition of the Aquadex Business, which we acquired from Baxter in August 2016.

On March 3, 2016, we announced that we were no longer enrolling patients in our two clinical studies for our now discontinued C-Pulse System. Prior to this announcement, all of our revenue was generated by sales of the C-Pulse System to hospitals and clinics in conjunction with our U.S. clinical study.  The C-Pulse System was not approved for commercial sale, however, the FDA had assigned the C-Pulse System to a Category B designation, making it eligible for reimbursement at certain U.S. sites when implanted in connection with our clinical studies.  During the six months ended June 30, 2016, we performed no implants that qualified for reimbursement and recognized no revenue during the period. Since we terminated enrollment in these clinical studies, we do not expect to generate revenue from our clinical studies in the foreseeable future.

On September 29, 2016, we announced a strategic refocus of our near-term strategy to fully focus the Company’s resources on our recently acquired Aquadex Business. As such, we expect our Aquadex revenue to grow in the upcoming quarters as we drive increased utilization of disposable products within our installed base.

Costs and Expenses
Our costs and expenses were as follows:

(dollars in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Increase (Decrease)	% Change
Cost of goods sold	$1,130	$-	$1,130	N/A
Selling, general and administrative	$4,807	$2,761	$2,046	74.1%
Research and development	$635	$5,776	$(5,141)	(89.0)%

Cost of Goods Sold
In connection with the acquisition of the Aquadex product line, we entered into a manufacturing and supply agreement with Baxter. Cost of sales reflects the agreed-upon price paid to Baxter for the manufacturing of the disposables and consoles. The acquisition closed on August 5, 2016. Prior to that date, we did not have commercial sales or related product costs.

In May 2017, we notified Baxter that we intended to have it cease manufacturing the Aquadex product line as of June 30, 2017. We expect to begin manufacturing products in-house in the fourth quarter of the current year. We expect to continue to purchase materials and finished goods from Baxter into the first quarter of 2018. Cost of sales for the six months ended June 30, 2017, include startup costs for the planning and preparation associated with the transfer of these manufacturing activities to our facilities in Eden Prairie, Minnesota.

In 2018, we expect our gross margins to improve as volumes increase and we achieve larger efficiencies of scale.

Selling, General and Administrative
The changes in selling, general and administrative expense reflect primarily the impact of our transition from a research and development stage company to a commercially focused organization. As a result, we incurred approximately $2.0 million of incremental expenses related to the commercialization of the Aquadex FlexFlow, which we acquired from Baxter in August of 2016.

As we continue to ramp up our sales organization we expect that our selling expenses will continue to increase in future quarters, and that general and administrative expenses will either remain constant or decrease as we continue to streamline activities.

Research and Development
The decrease in research and development expense resulted primarily from our decision to stop enrollment in our two clinical studies for our now discontinued C-Pulse System, which was announced on March 3, 2016.  In July 2016, we announced that we were moving forward with a therapeutic strategy utilizing neuromodulation rather than counterpulsation.  Further, on September 29, 2016, we announced a strategic refocus of our near-term strategy that includes halting clinical evaluations of the neuromodulation technology to fully focus the Company’s resources on our recently acquired Aquadex system.  We expect to make modest future investments in research and development related to our Aquadex system, and as a result, we expect that our research and development expenditures will increase modestly in future quarters, subject to future decisions on clinical studies.

Other Income (Expense)
The following is a summary of other income (expense)

(dollars in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Increase (Decrease)	% Change
Interest expense	$-	$(436)	$(436)	N/A
Change in fair value of warrant liability	$1,466	$-	$1,466	N/A
Warrant valuation expense	$(67)	$-	$67	N/A

Interest Expense
The decrease in interest expense is related to the repayment of borrowings outstanding under our prior term loan with Silicon Valley Bank. Beginning January 1, 2016, we began repaying the principal due on this loan, and on August 4, 2016, we repaid all amounts outstanding under this loan facility, totaling $5.5 million.

Change in Fair Value of Warrant Liability
The gain recognized for the change in fair value of warrant liability relates to the decrease in value of the warrants issued in connection with financings completed on July 26, 2016, November 3, 2016 and January 10, 2017. These warrants were classified as liabilities on our balance sheet as of December 31, 2016 and required to be marked to market at each reporting period, with the changes in fair value recorded on our statement of operations. All Original Warrants were exercised during the period ended June 30, 2017 pursuant to the warrant exercise agreement described above. Accordingly, we remeasured each of these warrants as of the date of exercise, and recorded $1.4 million as an unrealized gain on our statement of operations. Although we issued Replacement Warrants under the warrant exercise agreement, the Replacement Warrants are not accounted for as liabilities based on their terms.

Liquidity and Capital Resources

Sources of Liquidity
We have funded our operations primarily through cash on hand and a series of equity and debt issuances.

On July 26, 2016, pursuant to a Securities Purchase Agreement dated July 20, 2016, we completed an equity financing with an institutional investor of shares of Series B Convertible Preferred Stock and warrants for gross cash proceeds of approximately $3.5 million in a registered direct offering and simultaneous private placement. Also, on October 30, 2016, we entered into securities purchase agreement with an institutional investor pursuant to which we agreed to issue shares of Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and warrants with an aggregate purchase price of $3.8 million in a registered direct offering and simultaneous private placement. The first closing occurred on November 3, 2016, whereby we received $3.6 million in gross proceeds and issued and sold shares of Series C Convertible Preferred Stock, shares of Series D Convertible Preferred Stock and warrants. At the second closing in January 2017, which was subject to receipt of stockholder approval of the transactions, we received $0.2 million in gross proceeds and issued and sold shares of Series D Convertible Preferred Stock and warrants.

In February 2017, we entered into an agreement with the holder of the majority of our outstanding warrants to incent their exercise of warrants for cash on or before March 31, 2017. In exchange for any such exercise, we agreed to provide the investors a replacement warrant to purchase the same number of shares of common stock as were issued upon exercise of each exercised warrant, with an exercise price equal to the consolidated closing bid price of our common stock on the date of issuance. In connection with this agreement, the investors exercised all of the original warrants for gross cash proceeds to us of $2.0 million, and we issued 867,917 replacement warrants with exercise prices ranging from $1.73 per share to $4.99 per share.

During 2015, we entered into a loan agreement with Silicon Valley Bank for proceeds of up to $10.0 million. On August 4, 2016, we repaid all amounts outstanding under this loan facility, totaling $5.5 million.

On August 5, 2016, we entered into a new loan agreement with Silicon Valley Bank for proceeds of up to $5.0 million, including a $1.0 million revolving line of credit and a $4.0 million term loan. The term loan expired unused on November 30, 2016 and the term loan is no longer available to be drawn. Under the revolving line, we may borrow the lesser of $1 million or 80% of our eligible accounts (subject to customary exclusions), minus the outstanding principal balance of any advances under the revolving line.  Advances under the revolving line, if any, will accrue interest at a floating per annum rate equal to 1.75% or 1.0% above the prime rate, depending on whether we have maintained net liquidity in an amount equal to or greater than six times our monthly cash burn amount for the period specified.  Interest on the principal amount outstanding under the revolving line, if any, is payable monthly on the last calendar day of the month until March 31, 2020, at which time all outstanding principal and unpaid interest with respect to any advances under the revolving line are due and payable in full. Advances under the revolving line are subject to various conditions precedent, including our compliance with financial covenants relating to net liquidity relative to monthly cash burn, which we do not currently meet. The revolving line of credit expires on March 31, 2020. We had no borrowings outstanding under the Silicon Valley Bank facility as of June 30, 2017 or December 31, 2016.

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

In 2014, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), allowing Cowen to sell from time to time, shares of our common stock having an aggregate offering price of up to $40.0 million, through an “at the market” equity offering program (the “Sales Agreement”). We pay Cowen a commission of up to 3.0% of the gross proceeds from the sale of any shares pursuant to the Sales Agreement. There were no issuances of common stock under this facility during the six months ended June 30, 2017 or 2016. As of June 30, 2017, we had a total of $32.6 million remaining for future sales under the Sales Agreement.

On April 24, 2017, we closed on an underwritten public offering for net proceeds of approximately $8.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. In connection with this offering, we issued a total of 2.8 million shares of common stock, 6,400 shares of Series E Convertible Preferred Stock (which were convertible into 6.4 million shares of common stock), and warrants to purchase 9.2 million shares of common stock. See Note 4 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of June 30, 2017, and December 31, 2016, cash and cash equivalents were $5.6 million and $1.3 million, respectively. Prior to our acquisition of the Aquadex FlexFlow in August 2016, we did not have a product approved for commercial sale and focused our resources on developing, manufacturing, and commercializing our C-Pulse System.  In September 2016, we announced a strategic refocus of our near-term strategy that includes halting all clinical evaluations to fully focus our resources on our recently acquired Aquadex Business, taking actions to reduce our cash burn in connection with such strategic refocus and reviewing potential strategic alliances and financing alternatives.  Our business strategy and ability to fund our operations in the future depends in part on our ability to grow our Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities and controlling costs. We believe we will need additional funds to finance our operations in the fourth quarter of 2017 or first quarter of 2018. We may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

Cash Flows from Operating Activities
Net cash used in operating activities was $5.7 million and $9.1 million for the six months ended June 30, 2017 and 2016, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation, amortization of debt discount and financing fees, and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities was $20,000 and $29,000 for the six months ended June 30, 2017 and 2016, respectively. The majority of cash used in investing activities was for the purchase of laboratory and office equipment.

Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $10.0 million and $(1.9) million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities was attributable to proceeds from the public stock offering completed during the quarter, net proceeds from the exercise of warrants, and from the second closing of the Series D Convertible Preferred Stock. Net cash used in financing activities was attributable to repayments of the principal amounts outstanding on our debt facility with Silicon Valley Bank.

Capital Resource Requirements

As of June 30, 2017, we did not have any material commitments for capital expenditures.

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

In connection with the acquisition of the Aquadex Business, we entered into a manufacturing and supply agreement with Baxter that will expire within a period not to exceed 18 months from the close of the transaction. In May 2017, we notified Baxter that we intended to cease the manufacturing of the Aquadex product line by Baxter as of June 30, 2017. In connection with this notification, we agreed to purchase the remaining Aquadex inventory, which consists mainly of raw materials priced at cost, through February 2018, for a total of $2.4 million.

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

Certain statements in this report are forward-looking statements that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our ability to execute on our recently announced strategic realignment, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, intellectual property protection, our ability to integrate acquired businesses and our expectations regarding anticipated synergies with and benefits from acquired businesses. The risk factors described in our filings with the SEC could cause actual events to adversely differ from the expectations indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. CHF Solutions does not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. CHF Solutions may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.  We may update our risk factors from time to time.
.
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

As of June 30, 2017, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On August 5, 2016, the Company completed the acquisition of certain assets used in the production and sale of the Aquadex product line from an indirect subsidiary of Baxter International Inc.  We are in the process of integrating Aquadex’s operations into the Company.   We are in the process of implementing our internal control structure over the acquired operations, and we expect to complete this effort during fiscal 2017.

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

CHF Solutions, Inc.

Date: August 10, 2017	By:	/s/ John L. Erb
John L. Erb
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: August 10, 2017	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer
(principal financial officer)

Exhibit Index
CHF Solutions, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Second Amended and Restated Bylaws	8-K	001-35312	May 23, 2017	3.2

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	S-1/A	333-216841	April 4, 2017	3.9

4.2	Form of Common Stock Purchase Warrant issued pursuant to the Letter Agreement between Sunshine Heart, Inc. and the purchasers signatory thereto, dated February 15, 2017	8-K	001-35312	February 16, 2017	4.1

4.3	Form of Warrant to purchase shares of common stock	S-1/A	333-216841	April 4, 2017	4.8

10.1	CHF Solutions, Inc. 2017 Equity Incentive Plan	8-K	001-35312	May 30, 2017	10.1

10.2	Form of Stock Option Grant Notice and Option Agreement under the CHF Solutions, Inc. 2017 Equity Incentive Plan	8-K	001-35312	May 30, 2017	10.2

10.3	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the CHF Solutions, Inc. 2017 Equity Incentive Plan	8-K	001-35312	May 30, 2017	10.3

10.4	Fourth Amendment to New-Hire Equity Incentive Plan	8-K	001-35312	May 30, 2017	10.4

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X