Form 10-Q
period 2018-03-31
CHF Solutions, Inc.
filed 2018-05-10
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 7, 2018 was 4,501,448

PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$10,504	$15,595
Accounts receivable	658	545
Inventory	2,525	1,588
Other current assets	130	136
Total current assets	13,817	17,864
Property, plant and equipment, net	573	570
Other assets	21	21
TOTAL ASSETS	$14,411	$18,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,051	$862
Accrued compensation	650	1,021
Other current liabilities	198	208
Total current liabilities	1,899	2,091
Other liabilities	126	126
Total liabilities	2,025	2,217

Commitments and contingencies	—	—

Stockholders’ equity
Series A junior participating preferred stock as of March 31, 2018 and December 31, 2017, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of March 31, 2018 and December 31, 2017, par value $0.0001 per share; authorized 1,748 and 3,780 shares, respectively, issued and outstanding 1,748 and 3,780, respectively	—	—
Preferred stock as of March 31, 2018 and December 31, 2017, par value $0.0001 per share; authorized 39,968,252 and 39,966,220 shares, none outstanding	—	—
Common stock as of March 31, 2018 and December 31, 2017, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 4,252,134 and 3,798,929, respectively	—	—
Additional paid‑in capital	197,868	197,367
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,228	1,227
Accumulated deficit	(186,710)	(182,356)
Total stockholders’ equity	12,386	16,238
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,411	$18,455

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2018	2017
Net sales	$1,037	$901
Costs and Expenses:
Cost of goods sold	901	514
Selling, general and administrative	4,011	2,387
Research and development	479	308
Total costs and expenses	5,391	3,209
Loss from operations	(4,354)	(2,308)
Other income (expense):
Other income, net	—	6
Warrant valuation expense	—	(67)
Change in fair value of warrant liability	—	1,429
Total other income (expense)	—	1,368
Loss before income taxes	(4,354)	(940)
Income tax expense	—	—
Net loss	$(4,354)	$(940)

Basic and diluted loss per share	$(1.08)	$(35.05)

Weighted average shares outstanding – basic and diluted	4,031	79

Other comprehensive income (loss):
Foreign currency translation adjustments	$1	$(1)
Total comprehensive loss	$(4,353)	$(941)

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2018	2017
Operating Activities:
Net loss	$(4,354)	$(940)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	54	215
Stock-based compensation expense, net	500	166
Change in fair value of warrant liability	—	(1,429)
Warrant valuation expense	—	67
Changes in operating assets and liabilities:
Accounts receivable	(113)	(124)
Inventory	(937)	(153)
Other current assets	6	49
Accounts payable and accrued expenses	(192)	535
Net cash used in operations	(5,036)	(1,614)

Investing Activities:
Purchases of property and equipment	(57)	—
Net cash used in investing activities	(57)	—

Financing Activities:
Net proceeds from the sale of preferred stock and warrants	—	184
Net proceeds from exercise of warrants	—	1,768
Net cash provided by financing activities	—	1,952

Effect of exchange rate changes on cash and cash equivalents	2	—
Net increase (decrease) in cash and cash equivalents	(5,091)	338
Cash and cash equivalents - beginning of period	15,595	1,323
Cash and cash equivalents - end of period	$10,504	$1,661

Supplement schedule of non-cash activities
Warrants issued as inducement to warrant exercise	$—	$509
Conversion of temporary equity to permanent equity	$—	$485

Supplemental cash flow information
Cash paid for income taxes	$—	$—

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

Prior to July 2016, the Company was focused on developing the C-Pulse® Heart Assist System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, the Company acquired the Aquadex Business from a subsidiary of Baxter International, Inc. (“Baxter”), a global leader in the hospital products and dialysis markets (herein referred to as the “Aquadex Business.”) On September 29, 2016, the Company announced a strategic refocus of its strategy that included halting all clinical evaluations of its C-Pulse technology to fully focus its resources on its recently acquired Aquadex Business.

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Going Concern: The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2017 and 2016 and through March 31, 2018, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2018, the Company had an accumulated deficit of $186.7 million and it expects to incur losses for the immediate future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

The Company became a revenue generating company after acquiring the Aquadex Business in August 2016.  The Company expects to incur additional losses in the near-term as it grows the Aquadex Business, including investments in expanding its sales and marketing capabilities, purchasing inventory, manufacturing components, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, the Company must succeed in expanding the adoption and market acceptance of the Aquadex FlexFlow. This will require the Company to succeed in training personnel at hospitals and effectively and in efficiently manufacturing, marketing and distributing the Aquadex FlexFlow and related components. There can be no assurance that the Company will succeed in these activities, and it may never generate revenues sufficient to achieve profitability.

On April 24, 2017, the Company closed on an underwritten public equity offering for net proceeds of approximately $8.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering. In addition, on November 27, 2017, the Company closed on a subsequent underwritten public equity offering for net proceeds of approximately $16.2 million after deducting the underwriting discounts and commissions and other costs associated with the offering (see Note 4 - Equity). The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition for additional accounting policies and transition disclosures.

Accounts Receivable:  Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of uncollectability, historical experience, and managements’ evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of March 31, 2018 or December 31, 2017.

Inventories:  Inventories represent finished goods purchased from the Company’s supplier and are recorded as the lower of cost or net realizable value using the first-in-first out method.  Inventories consisted of the following:

(000 in thousands)	March 31, 2018	December 31, 2017
Finished Goods	$1,088	$902
Work in Process	274	217
Raw Materials	1,163	469
Total	$2,525	$1,588

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

Loss per share: Basic loss per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the three months ended March 31, 2017, reflects a $1.8 million increase for the net deemed dividend to preferred shareholders provided in connection with the shareholder approval of the Series C and D Convertible Preferred Stock offering in January of 2017 (see Note 4 - Equity), representing the intrinsic value of the shares at the time of issuance. Diluted loss per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include convertible preferred stock, warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those periods.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31
	2018	2017
Stock options	1,996,304	2,873
Restricted stock units	180	543
Warrants to purchase common stock	8,522,684	46,339
Series F convertible preferred stock	389,804	-
Total	10,908,972	49,755

The following table reconciles reported net loss with reported net loss per share for the three months ended March 31:

(in thousands, except per share amounts)	2018	2017
Net loss	$(4,354)	$(940)
Deemed dividend to preferred shareholders (see Note 4)	-	(1,828)
Net loss after deemed dividend	(4,354)	(2,768)
Weighted average shares outstanding	4,031	79
Basic and diluted loss per share	$(1.08)	$(35.05)

New Accounting Pronouncements:  In May 2014, August 2015, March 2016, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   The Company adopted this new standard on January 1, 2018, utilizing the modified retrospective approach. There were no impacts to the amount or timing of revenue that the Company had recognized in prior periods. See Note 2- Revenue Recognition for additional accounting policy and transition disclosures.

In February 2016, the FASB issued updated guidance to improve financial reporting about leasing transactions. This guidance will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This guidance is effective for the Company’s annual periods beginning January 1, 2020, and for quarterly periods thereafter.  The Company is evaluating the impact that the adoption of this standard will have, if any, on its financial statements and disclosures.

Note 2 – Revenue Recognition

Net Sales
The Company sells its products in the United States primarily through a direct sales force. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in the United Kingdom, Italy, and Southeast Asia. These distributors resell the Company’s products to hospitals and clinics in their respective geographies.

Revenue from product sales are recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point, unless the customer requests that control and title to the inventory transfer upon delivery. Revenue includes shipment and handling fees charged to customers.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The majority of our contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers which are recognized over time. This revenue represents less than 1% of net sales for the three months ended March 31, 2018. The unfulfilled performance obligations related to these extended service plans is included in deferred revenue in the amount of $32,000 and $38,000 as of March 31, 2018 and December 31, 2017, respectively. Deferred revenue is included in other current liabilities on the condensed consolidated balance sheet. The majority of the deferred revenue is expected to be recognized within one year.

Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Revenue includes shipment and handling fees charged to customers. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

Product Returns:  The Company offers customers a limited right of return for its product in case of non-conformity or performance issues. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company currently estimates product return liabilities using available industry data and its own historical sales and returns information.  The Company has not received any returns to date and believes that future returns of its products will be minimal. Therefore, revenue recognized is not currently impacted by variable consideration related to product returns.

Note 3 - Debt

On August 5, 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (the Bank).  Under this agreement, the Bank agreed to provide the Company with a revolving line of credit in an aggregate principal amount not to exceed $1.0 million outstanding at any time (the “Revolving Line”).  Advances under the Revolving Line are available to the Company until March 31, 2020 and accrue interest at a floating annual rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. Outstanding borrowings, if any, are collateralized by all of the Company’s assets, excluding intellectual property which is subject to a negative pledge. There were no borrowings outstanding under this facility as of March 31, 2018 or December 31, 2017.

Warrants: In connection with the funding of term loans under prior agreements, the Company issued warrants to purchase 115 shares of common stock at an exercise price of $3,132 per share and warrants to purchase 55 shares of common stock at an exercise price of $2,208 per share to the Bank and one of its affiliates. The Company valued these warrants at $2,316 per share and $1,626 per share, respectively, utilizing the Black Scholes valuation model and the following assumptions: an expected dividend yield of 0%, an expected stock price volatility of 88.07% and 87.04%, a risk-free interest rate of 1.86% and 2.20%, and an expected life of 6.25 years. The warrants were fully vested on the date of grant and expire on February 2025, and June 2025, respectively.

Note 4 - Equity

Series B/B-1 Convertible Preferred Stock: On July 20, 2016, the Company entered into a securities purchase agreement with an institutional investor for an offering of shares of convertible preferred stock and warrants with gross proceeds of approximately $3.5 million in a registered direct offering. The Series B issued under the securities purchase agreement was exchanged for Series B-1 Convertible Preferred Stock on October 30, 2016. The Series B-1 Convertible Preferred Stock was non-voting and was convertible into shares of common stock at the holder’s election at any time. Approximately $1.6 million of the proceeds were allocated to the preferred stock, representing the residual proceeds after the warrants were recorded at fair value (see below.) As of March 31, 2018, and December 31, 2017, all Series B/B-1-Convertible Preferred Stock had been converted into common stock and none were outstanding.

Series C and D Convertible Preferred Stock: On October 30, 2016, the Company entered into a securities purchase agreement with an institutional investor for shares of convertible preferred stock and warrants with an aggregate purchase price of $3.8 million in a registered direct offering and simultaneous private placement. The first closing of the transaction occurred on November 3, 2016, whereby the Company received $3.6 million in gross proceeds and the second closing occurred on January 10, 2017, whereby the Company received gross proceeds of $0.2 million. The Series C and D Convertible Preferred Stock issued in the transaction included a contingent beneficial conversion amount of $1.3 million and $0.5 million, respectively, representing the intrinsic value of the shares at the time of issuance. This amount is reflected as an increase to the loss per share allocable to common stockholders in the period ended March 31, 2017 when the contingency for the conversion was resolved with the shareholder approval allowing for the conversion of the preferred stock into common stock.  As of March 31, 2018 and December 31, 2017, all shares of the Series C and D Convertible Preferred Stock had been converted into common stock and none were outstanding.

Series E Convertible Preferred Stock: On April 24, 2017, the Company closed on an underwritten public offering of common stock, Series E Convertible Preferred Stock, and warrants to purchase shares of common stock for gross proceeds of $9.2 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. Net proceeds totaled approximately $8.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

The offering comprised of Class A Units, priced at a public offering price of $20.0 per unit, with each unit consisting of one share of common stock and one five-year warrant to purchase one share of common stock with an exercise price of $22.0 per share, and Class B Units, priced at a public offering price of $1,000 per unit, with each unit comprised of one share of preferred stock, which was convertible into 50 shares of common stock, and warrants to purchase 50 shares of common stock, also with an exercise price of $22.0 per share. The conversion price of the Series E Convertible Preferred Stock as well as the exercise price of the warrants are fixed and do not contain any variable pricing features, nor any price based anti-dilutive features apart from customary adjustments for splits and reverse splits of common stock. A total of 140,000 shares of common stock, 6,400 shares of Series E Convertible Preferred Stock convertible into 320,000 shares of common stock and warrants to purchase 460,000 shares of common stock were issued in the offering including the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. As of March 31, 2018, and December 31, 2017, all shares of the Series E Convertible Preferred Stock had been converted into an aggregate of 320,000 shares of common stock and none were outstanding.

Series F Convertible Preferred Stock: On November 27, 2017, the Company closed on an underwritten public offering of Series F Convertible Preferred Stock and warrants to purchase shares of common stock for gross proceeds of $18.0 million. Net proceeds totaled approximately $16.2 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

The offering was comprised of Series F preferred stock, convertible into shares of the Company’s common stock at a conversion price of $4.50 per share.  Each share of Series F preferred stock was accompanied by a Series 1 warrant, which expires on the first anniversary of its issuance, to purchase 223 shares of the Company’s common stock at an exercise price of $4.50 per share, and a Series 2 warrant, which expires on the seventh anniversary of its issuance, to purchase 223 shares of the Company’s common stock at an exercise price of $4.50 per share.  The Series F preferred stock and the warrants were immediately separable and were issued separately. The conversion price of the Series F preferred stock will be adjusted in the event of a stock split, combination, reclassification or stock dividend or if the Company consummates a fundamental transaction.  The Series F preferred stock also has full ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the conversion price of the Series F preferred stock (which protection will expire if, during any 20 of 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 300% of the then-effective conversion price of the Series F preferred stock and the daily dollar trading volume for each trading day during such period exceeds $200,000).  The exercise price of the warrants are fixed and do not contain any variable pricing features, nor any price based anti-dilutive features, apart from customary adjustments for stock splits, combinations, reclassifications, stock dividends or fundamental transactions. A total of 18,000 shares of Series F Convertible Preferred Stock convertible into approximately 4.0 million shares of common stock and warrants to purchase approximately 8.0 million shares of common stock were issued in the offering. The Series F Convertible Preferred Stock included a beneficial conversion amount of $8.7 million, representing the intrinsic value of the shares at the time of issuance. As of March 31, 2018 and December 31, 2017, 16,252 and 14,220 shares of the Series F Convertible Preferred Stock had been converted into an aggregate of 3,624,196 and 3,171,060 shares of common stock and 1,748 and 3,780 remained outstanding, respectively.

Placement Agent Fees: In connection with the issuance of the Series B, C and D Convertible Preferred Shares, the Company paid the placement agent an aggregate cash placement fee equal to 6% of the aggregate gross proceeds raised in the offering and issued warrants as described below. In connection with the issuance of the Series E and F Convertible Preferred Shares, the Company provided underwriting discounts and commissions of 9% and 8%, respectively, of the aggregate gross proceeds raised in the offering to the underwriter, and issued no warrants to the underwriter in such transactions.

Investor Warrants: In connection with the issuance of the Series B Convertible Preferred Stock in July 2016, the Company issued the investor, at no additional cost, warrants to purchase 6,149 shares of common stock at an exercise price of $564 per share.  The warrants were exercisable for 36 months commencing six months from the closing date and were subject to a reduction of the exercise price if the Company subsequently issued common stock or equivalents at an effective price less than the current exercise price of such warrants. Concurrently with the closing of the Series C and D Convertible Preferred Stock and warrant financing on November 3, 2016, the exercise price for these warrants was adjusted to $102 per share.

In connection with the issuance of the Series C and D Convertible Preferred Stock in November 2016, the Company issued the investor at no additional cost warrants to purchase 35,295 shares of common stock at an exercise price of $108 per share.  In connection with the issuance of the Series D Convertible Preferred Stock at the second closing in January 2017, the Company issued the investor, at no additional cost, warrants to purchase 1,961 shares of common stock at an exercise price of $108 per share.   The warrants were exercisable for 60 months commencing on the earlier of the day of the receipt of approval of the Company’s stockholders of a proposal to approve the issuance of the shares of common stock underlying the warrants, or the six-month anniversary of the date of issuance. These warrants were subject to a reduction of the exercise price if the Company subsequently issued common stock or equivalents at an effective price less than the current exercise price of such warrants.

Warrant Exercise Agreement:  On February 15, 2017, the Company entered into a letter agreement with the institutional investors that held the majority of its outstanding warrants (the ‘‘Original Warrants’’), to incent the cash exercise of the investor warrants described above on or before March 31, 2017. In exchange for any such exercise, the Company agreed to provide the investors a replacement warrant (the ‘‘Replacement Warrants’’) to purchase the same number of shares of common stock as were issued upon exercise of the Original Warrants, with an exercise price equal to the consolidated closing bid price of its common stock on the date of issuance. The Replacement Warrants were issued in the same form as the Original Warrants except the exercise prices are not subject to reduction for subsequent equity issuances and the Replacement Warrants do not allow the investor to demand that the Company purchase the Replacement Warrants in the event of a fundamental transaction involving the Company. In connection with this agreement, between February and March 2017, the investors exercised all of the Original Warrants for gross cash proceeds to the Company of $2.0 million, and the Company issued 43,396 Replacement Warrants with exercise prices ranging from $34.6 per share to $99.8 per share.

The Company entered into the letter agreement with the investors to incent the exercise of the Original Warrants in order to receive the cash proceeds from the exercise of the Original Warrants and because the exercise of the Original Warrants would allow the Company to remove the warrant liability from its balance sheet and avoid future fair value adjustments and associated volatility in its consolidated financial statements, as the Replacement Warrants are not accounted for as liabilities based on their terms. As of March 31, 2018 and December 31, 2017, there were no Original Warrants outstanding and all Replacement Warrants under the letter agreement had been issued.

Placement Agent Warrant: In connection with the issuance of the Series B, C and D Convertible Preferred Stock, the Company issued warrants to the placement agent to purchase an aggregate of 2,605 shares of common stock at exercise prices ranging from $126.0 per share to $810.0 per share. These warrants were issued at no additional cost, were exercisable immediately, and expire five years from the closing of each offering. These warrants do not contain repricing provisions.

Warrant Valuation: Both the Original Warrants and placement agent warrants were accounted for as liabilities and were recorded at fair value on the date of issuance. These warrants must be measured and recorded at fair value for each subsequent reporting period that the warrants remain outstanding, and any changes in fair value must be recognized in the consolidated statement of operations.  In connection with the warrant exchange agreement described above, the Company remeasured each Original Warrant as of the date of exercise and recorded $1.4 million for the change in fair value of these warrants as an unrealized gain in the accompanying consolidated statement of operations for period ended March 31, 2017.

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

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended March 31,
(in thousands)	2018	2017
Selling, general and administrative expense	$450	$141
Research and development expense	50	25
Total stock-based compensation expense	$500	$166

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

The fair value of the Company’s common stock warrant liability related to the investor warrants was calculated using a Monte Carlo valuation model and was classified as Level 3 in the fair value hierarchy. All investor warrants classified as warrant liability were exercised during the three months ended March 31, 2017. The following is a rollforward of the fair value of Level 3 warrants:

Three months ended March 31, 2017 (in thousands)
Balance December 31, 2016	$1,843
Change in fair value	(1,475)
Exercise of warrants	(368)
Ending balance as of March 31, 2017	$-

Fair values were calculated using the following assumptions:

	As of Dec. 31, 2016	As of Date of Exercise
Risk-free interest rates, adjusted for continuous compounding	1.47/1.96%	1.45-1.99%
Term (years)	3.1/5.3	2.84-5.50
Expected volatility	55.3/49.8%	49.9-58.5%
Dates and probability of future equity raises	various	various

The fair value of the Company's contingent consideration related to the acquisition of the Aquadex Business from Baxter in August 2016, was $126,000 as of March 31, 2018 and December 31, 2017. The fair value was initially measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value, and it is considered a Level 3 instrument. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The Company measures the liability on a recurring basis using Level 3 inputs including probabilities of payment and projected payment dates. Changes to any of the inputs may result in significantly higher or lower fair value measurements. There were no changes in the fair value of the contingent consideration subsequent to the initial measurement.

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or any other classified as Level 3 and there were no movements between these categories during the periods ended March 31, 2018 and December 31, 2017. The Company believes that the carrying amounts of all remaining financial instruments approximate their fair value due to their relatively short maturities.

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

As of March 31, 2018, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2017.

Note 8 – Commitments and Contingencies

Leases: The Company leases office space under a non-cancelable operating lease that expires in March 2019. The lease contains provisions for future annual inflationary adjustments.  Rent expense is recognized using the straight-line method over the term of the lease.

Employee Retirement Plan: The Company has a 401(k)-profit sharing plan that provides retirement benefit to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations, with the Company matching a portion of the employee’s contributions at the discretion of the Company.

Contingent Consideration: As part of the acquisition of the Aquadex Business from Baxter in August 2016, the Company agreed that if it disposes of any of the Aquadex assets for a price that exceeds $4.0 million within three years of the closing, it will pay Baxter 40% of the amount of such excess. In addition, it also agreed that if shares of its common stock cease to be publicly traded on the Nasdaq Capital Market, Baxter has the option to require the Company to repurchase, in cash, all or any part of the common shares held by Baxter at a price equal to their fair market value, as determined by a third-party appraiser.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, in Part II, Item 1A, “Risk Factors,” in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission (SEC).

Unless otherwise specified or indicated by the context, CHF Solutions, Company, we, us and our, refer to CHF Solutions, Inc. and its subsidiaries.

OVERVIEW

We are a medical device company focused on commercializing the Aquadex FlexFlow® System.  Our commercial product, the Aquadex FlexFlow® System is indicated for temporary (up to eight hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and extended (longer than 8 hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and require hospitalization.

Prior to July 2016, we were focused on developing the C-Pulse® Heart Assist System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, we acquired the Aquadex Business from a subsidiary of Baxter International, Inc. (“Baxter”), a global leader in the hospital products and dialysis markets. On September 29, 2016, we announced a strategic refocus of our strategy that included halting all clinical evaluations of our C-Pulse technology to fully focus our resources on our recently acquired Aquadex Business.

On May 23, 2017, we announced that we were changing our name from Sunshine Heart, Inc. to CHF Solutions, Inc. to more appropriately reflect the direction of our business.

During 2017, our board of directors and stockholders approved two reverse stock splits. Neither reverse stock split changed the par value of our common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation.  The first reverse stock split was a 1-for-30 reverse split of our outstanding common stock that became effective after trading on January 12, 2017.   The second reverse stock split was a 1-for-20 reverse split of our outstanding common stock that became effective after trading on October 12, 2017.  All share and per share amounts in this Quarterly Report have been retroactively adjusted to reflect the reverse stock split for all periods presented.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to stock-based compensation, valuation of equity and debt securities, and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, valuations, or various assumptions that are believed to be reasonable under the circumstances. Other than the adoption of ASC 606 as described below, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition: We recognize revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018. Accordingly, we recognize revenue when our customers obtain control of its products or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, for additional accounting policies and transition disclosures.

Accounts Receivable:  Our accounts receivable have terms that require payment in 30 days.  We did not establish an allowance for doubtful accounts as of March 31, 2018 as we have not experienced any write offs or a deterioration in the aging of our receivables to date and do not expect to experience in the future.

Inventories:  Inventories consist of finished goods, raw materials and subassemblies and are recorded as the lower of cost or net realizable value using the first-in-first out method.

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

Common stock warrant liability:  We recorded the common stock warrant liability at fair value at the date of issuance using a Monte Carlo valuation model.  The fair value is remeasured to its estimated fair value at the end of each reporting period with changes recorded to earnings.

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

Loss per share: We compute basic loss per share based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the three months ended March 31, 2017 reflects an increase for net deemed dividends of $1.8 million to preferred shareholders provided in connection with the shareholder approval of the Series C and D Convertible Preferred Stock transactions in January of 2017, representing the intrinsic value of the shares at the time of issuance.  Diluted loss per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include convertible preferred stock, warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares were excluded from the computation of loss per share as their effect was antidilutive due to our net loss in each of those periods.

Going Concern: Our financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2017 and 2016, and through March 31, 2018, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2018, we had an accumulated deficit of $186.7 million and we expect to incur losses for the immediate future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about our ability to continue as a going concern through the next twelve months.

We became a revenue generating company only after acquiring the Aquadex Business in August 2016.  We expect to incur additional losses in the near-term as we grow the Aquadex Business, including investments in expanding our sales and marketing capabilities, purchasing inventory, manufacturing components, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, we must succeed in expanding the adoption and market acceptance of the Aquadex FlexFlow. This will require us to succeed in training personnel at hospitals and effectively and in efficiently manufacturing, marketing and distributing the Aquadex FlexFlow and related components. There can be no assurance that we will succeed in these activities, and we may never generate revenues sufficient to achieve profitability.

On April 24, 2017, we closed on an underwritten public equity offering for net proceeds of approximately $8.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering. In addition, on November 27, 2017, we closed on a subsequent underwritten public equity offering for net proceeds of approximately $16.2 million after deducting the underwriting discounts and commissions and other costs associated with the offering. We will be required to seek additional funding to grow our Aquadex Business, which may not be available on terms favorable to us, or at all. We may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should future capital raising be unsuccessful, we may not be able to continue as a going concern. We have made no adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we not continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1 to the condensed consolidated financial statements included in this Quarterly Report.

FINANCIAL OVERVIEW

We are a medical device company focused on commercializing the Aquadex FlexFlow system for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies. In 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities from Baxter to our facilities in Eden Prairie, Minnesota. As of March 31, 2018, we had an accumulated deficit of $186.7 million and we expect to incur losses for the near future while we continue to ramp up sales of the Aquadex System. To date, we have been funded primarily by various equity and debt financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

Net Sales
(dollars in thousands)

Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Increase (Decrease)	% Change
$1,037	$901	$136	15.1%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with our Aquadex consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We estimate that there are over 500 installed Aquadex consoles around the United States. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The change in net sales compared to the same period of 2017 is driven by the consistent execution of our commercialization strategy which includes continued expansion of our commercial footprint by the hiring of new sales representatives, clinical specialists and marketing personnel.

Costs and Expenses
Our costs and expenses were as follows:

(dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Increase (Decrease)	% Change
Cost of goods sold	$901	$514	$387	75.3%
Selling, general and administrative	$4,011	$2,387	$1,624	68.0%
Research and development	$479	$308	$171	55.5%

Cost of Goods Sold
In connection with the acquisition of the Aquadex product line, we entered into a manufacturing and supply agreement with Baxter. Cost of sales reflects the agreed-upon price paid to Baxter for the manufacturing of the disposables and consoles, as well as startup costs associated with the transfer of manufacturing activities to our facilities in Eden Prairie, Minnesota.

We provided notice to Baxter to cease the manufacturing of the Aquadex product line as of June 30, 2017, and we began transitioning activities in house. We began manufacturing our products in house in the fourth quarter of 2017. As part of the manufacturing transition, we agreed to continue to purchase inventory from Baxter through February 1, 2018.

In 2018, we expect our gross margins will improve later in the year as we transition to selling internally manufactured inventory, and as volumes increase and we achieve larger efficiencies of scale.

Selling, General and Administrative
The increase in selling, general and administrative expense reflect primarily on-going investment in our commercial organization as we continue to expand our outreach in the field with incremental sales specialists, clinical specialists and marketing support. Our general and administrative costs have increased slightly compared to the prior year as a result of our investments in investor and public relations outreach.

As we continue to increase our distribution footprint, we expect that our selling expenses will continue to increase in future quarters, and that general and administrative expenses will remain consistent to the current quarter.

Research and Development
The increase in research and development expenses relate to modest investments we are making to improve the functionality of our Aquadex system, including software updates and catheter improvements. We expect that our research and development expenditures will increase slightly in future quarters.

Other Income (Expense)
The following is a summary of other income (expense)

(dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Increase (Decrease)	% Change
Change in fair value of warrant liability	$-	$1,429	$(1,429)	100%
Warrant valuation expense	$-	$(67)	$67	100%

Change in Fair Value of Warrant Liability
The gain recognized for the change in fair value of warrant liability relates to the decrease in value of the warrants issued in connection with financings completed on July 26, 2016, November 3, 2016 and January 10, 2017. These warrants were classified as liabilities on our balance sheet as of December 31, 2016 and required to be marked to market at each reporting period, with the changes in fair value recorded on our statement of operations. All of these warrants were exercised during the quarter ended March 31, 2017 pursuant to a warrant exercise agreement described below. Accordingly, we remeasured each of these warrants as of the date of exercise and recorded $1.4 million as an unrealized gain on our statement of operations. Although we issued replacement warrants during the three months ended March 31, 2017 under the warrant exercise agreement, the replacement warrants are not accounted for as liabilities based on their terms.

Liquidity and Capital Resources

Sources of Liquidity
We have funded our operations primarily through cash on hand and a series of equity and debt issuances.

On July 26, 2016, pursuant to a Securities Purchase Agreement dated July 20, 2016, we completed an equity financing with an institutional investor of shares of Series B Convertible Preferred Stock and warrants for gross cash proceeds of approximately $3.5 million in a registered direct offering and simultaneous private placement. The Series B issued under the securities purchase agreement was exchanged for Series B-1 Convertible Preferred Stock on October 30, 2016. Also on October 30, 2016, we entered into securities purchase agreement with an institutional investor pursuant to which we agreed to issue shares of Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and warrants with an aggregate purchase price of $3.8 million in a registered direct offering and simultaneous private placement. The first closing occurred on November 3, 2016, whereby we received $3.6 million in gross proceeds and issued and sold shares of Series C Convertible Preferred Stock, shares of Series D Convertible Preferred Stock and warrants. At the second closing in January 2017, which was subject to receipt of shareholder approval of the transactions, we received $0.2 million in gross proceeds and issued and sold shares of Series D Convertible Preferred Stock and warrants.

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

On November 27, 2017, we closed on another underwritten public offering for net proceeds of approximately $16.2 million after deducting the underwriting discounts and commissions and other costs associated with the offering. In connection with this offering we issued 18,000 shares of Series F Convertible Preferred stock (which were convertible into approximately 4.0 million shares of common stock) and warrants to purchase approximately 8.0 million shares of common stock. See Note 4 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

On August 5, 2016, we entered into a loan agreement with Silicon Valley Bank for a $1.0 million revolving line of credit. Under the revolving line, we may borrow the lesser of $1 million or 80% of our eligible accounts (subject to customary exclusions), minus the outstanding principal balance of any advances under the revolving line.  Advances under the revolving line, if any, will accrue interest at a floating per annum rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. The loan agreement contains customary representations, as well as customary affirmative and negative covenants. Our obligations under the new loan agreement are secured by a security interest in our assets, excluding intellectual property and certain other exceptions. We are subject to a negative pledge covenant with respect to our intellectual property. Advances under the revolving line are subject to various conditions precedent, including our compliance with financial covenants relating to net liquidity relative to monthly cash burn. The revolving line of credit expires on March 31, 2020. We had no borrowings outstanding under the Silicon Valley Bank facility as of Mach 31, 2018 or December 31, 2017.

As of March 31, 2018 and December 31, 2017, cash and cash equivalents were $10.5 million and $15.6 million, respectively. Prior to our acquisition of the Aquadex FlexFlow in August 2016, we did not have a product approved for commercial sale and focused our resources on developing, manufacturing, and commercializing our C-Pulse System.  In September 2016, we announced a strategic refocus that included halting all clinical evaluations to fully focus our resources on our recently acquired Aquadex Business.  Our business strategy and ability to fund our operations in the future depends in part on our ability to grow our Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities and controlling costs. We believe we will need additional funds to finance our operations in the future.

Cash Flows from Operating Activities
Net cash used in operating activities was $5.0 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, the decrease in the fair value of the warrant liability, and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2018. There were no expenditures for property and equipment during the three months ended March 31, 2017.

Cash Flows from Financing Activities
Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2017. Net cash provided by financing activities during the three months ended March 31, 2017 were attributable to net proceeds from the exercise of warrants and from the second closing of the Series D Convertible Preferred Stock.  There were no financing activities during the three months ended March 31, 2018.

Capital Resource Requirements

As of March 31, 2018, we did not have any material commitments for capital expenditures.

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

Forward-Looking Statements

Certain statements in this report are forward-looking statements that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our ability to execute on our commercialization strategy, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, intellectual property protection, our ability to integrate acquired businesses and our expectations regarding anticipated synergies with and benefits from acquired businesses. The risk factors described in our filings with the SEC could cause actual events to adversely differ from the expectations indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. CHF Solutions does not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. CHF Solutions may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.  We may update our risk factors from time to time.

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

As of March 31, 2018, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

Changes in Internal Controls over Financial Reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, set forth below and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock.  We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as set forth below.

Our operating results may fluctuate from quarter to quarter and year to year.

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•	changes in the prices at which we sell our consoles and disposable blood sets and catheters;

•	our bulk ordering practices by our customers;

•	general economic uncertainties and political concerns;

•	introduction of new products, product enhancements and new applications by our competitors;

•	the timing of the introduction and market acceptance of new products, product enhancements and new applications;

•	changes in demand for our Aquadex FlexFlow System;

•	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;

•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;

•	our highly variable sales cycle;

•
changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use the Aquadex FlexFlow System;

•	variances in shipment volumes as a result of product, supply chain and training issues; and

•	increased product costs.

In addition to the above factors, many of our customers place bulk orders for our disposable blood sets and disposable catheters. Our sales volumes from quarter to quarter may fluctuate significantly as a result of such ordering practices.  Furthermore, from time to time, we offer our disposable blood sets and disposable catheters at a discount to the list price, and our agreements with certain customers may contain volume or other discounts from our normal selling prices and other special pricing considerations.

Discounted pricing can impact our operating results through increasing sales volumes, causing our average selling prices and operating margins to decline and, if we are unable to offset discounts by increasing our sales volume, our net sales could decline. As a result of discounted prices and/or bulk sales orders by our customers, our sales volume may significantly fluctuate quarter to quarter and our sales volume for one quarter may not be indicative of our sales volume for future periods.

Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. In addition, we have historically made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, any delays in shipment of could have a material adverse effect on results of operations for such quarter.

Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index
CHF Solutions, Inc.
Form 10-Q for the Quarterly Period Ended March 31, 2018

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
10.1	Fifth Amendment to New-Hire Equity Incentive Plan	8-K	001-35312	January 18, 2018	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHF Solutions, Inc.

Date: May 10, 2018	By:	/s/ John L. Erb
John L. Erb
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: May 10, 2018	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer
(principal financial officer)