Form 10-Q
period 2018-06-30
CHF Solutions, Inc.
filed 2018-08-09
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 6, 2018 was 7,074,362

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$6,995	$15,595
Accounts receivable	652	545
Inventory	2,315	1,588
Other current assets	205	136
Total current assets	10,167	17,864
Property, plant and equipment, net	576	570
Other assets	195	21
TOTAL ASSETS	$10,938	$18,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$838	$862
Accrued compensation	979	1,021
Other current liabilities	186	208
Total current liabilities	2,003	2,091
Other liabilities	126	126
Total liabilities	2,129	2,217

Commitments and contingencies	—	—

Stockholders’ equity
Series A junior participating preferred stock as of June 30, 2018 and December 31, 2017, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of June 30, 2018 and December 31, 2017, par value $0.0001 per share; authorized 610 and 3,780 shares, respectively, issued and outstanding 610 and 3,780, respectively	—	—
Preferred stock as of June 30, 2018 and December 31, 2017, par value $0.0001 per share; authorized 39,969,390 and 39,966,220 shares, none outstanding	—	—
Common stock as of June 30, 2018 and December 31, 2017, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 4,505,953 and 3,798,929, respectively		—
Additional paid‑in capital	198,474	197,367
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,226	1,227
Accumulated deficit	(190,891)	(182,356)
Total stockholders’ equity	8,809	16,238
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,938	$18,455

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$1,099	$864	$2,136	$1,765
Costs and expenses:
Cost of goods sold	870	616	1,771	1,130
Selling, general and administrative	3,765	2,420	7,776	4,807
Research and development	643	327	1,122	635
Total costs and expenses	5,278	3,363	10,669	6,572
Loss from operations	(4,179)	(2,499)	(8,533)	(4,807)
Other income (expense):
Other income, net	-	5	-	11
Warrant valuation expense	-	-	-	(67)
Change in fair value of warrant liability	-	37	-	1,466
Total other income, net	-	42	-	1,410
Loss before income taxes	(4,179)	(2,457)	(8,533)	(3,397)
Income tax expense, net	(2)	(1)	(2)	(1)
Net loss	$(4,181)	$(2,458)	$(8,535)	$(3,398)

Basic and diluted loss per share	$(0.93)	$(9.38)	$(2.00)	$(27.77)

Weighted average shares outstanding – basic and diluted	4,494	371	4,263	225

Other comprehensive loss:
Foreign currency translation adjustments	$(2)	$(5)	$(1)	$(6)
Total comprehensive loss	$(4,183)	$(2,463)	$(8,536)	$(3,404)

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC, AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Six months ended June 30,
	2018	2017
Operating Activities:
Net loss	$(8,535)	$(3,398)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization expense	115	436
Stock-based compensation expense, net	1,107	281
Change in fair value of warrant liability	-	(1,466)
Warrant valuation expense	-	67
Changes in operating assets and liabilities:
Accounts receivable	(107)	(336)
Inventory	(727)	(187)
Other current assets	(48)	8
Accounts payable and accrued expenses	(283)	(1,103)
Net cash used in operations	(8,478)	(5,698)

Investing Activities:
Purchases of property and equipment	(121)	(20)
Net cash used in investing activities	(121)	(20)

Financing Activities:
Net proceeds from public stock offering	-	8,002
Net proceeds from exercise of warrants	-	1,768
Net proceeds from the sale of preferred stock and warrants	-	184
Net cash provided by financing activities	-	9,954

Effect of exchange rate changes on cash	(1)	(1)
Net (decrease) increase in cash and cash equivalents	(8,600)	4,235
Cash and cash equivalents - beginning of period	15,595	1,323
Cash and cash equivalents - end of period	$6,995	$5,558

Supplement schedule of non-cash activities
Warrants issued as inducement to warrant exercise	$-	$509
Conversion of temporary equity to permanent equity	$-	$485
Financing fees incurred for subsequent equity financing included in long-term assets and accounts payable	$195	$-

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: CHF Solutions, Inc. (the “Company”) is a medical device company focused on commercializing the Aquadex FlexFlow® System for Aquapheresis® therapy. The Aquadex FlexFlow System (Aquadex) is indicated for temporary (up to eight hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and extended (longer than 8 hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and require hospitalization. CHF Solutions, Inc. is a Delaware corporation headquartered in Eden Prairie, Minnesota with wholly owned subsidiaries in Australia, Ireland and Delaware. The Company has been listed on Nasdaq since February 2012.

Prior to July 2016, the Company was focused on developing the C-Pulse® Heart Assist System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, the Company acquired the Aquadex business from a subsidiary of Baxter International, Inc. (“Baxter”), a global leader in the hospital products and dialysis markets (herein referred to as the “Aquadex Business”). On September 29, 2016, the Company announced a strategic refocus of its strategy that included halting all clinical evaluations of its C-Pulse technology to fully focus its resources on its recently acquired Aquadex Business.

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

Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in the audited annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive loss, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2017 and 2016 and through June 30, 2018, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2018, the Company had an accumulated deficit of $190.9 million and it expects to incur losses for the immediate future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

The Company became a revenue generating company after acquiring the Aquadex Business in August 2016.  The Company expects to incur additional losses in the near-term as it grows the Aquadex Business, including investments in expanding its sales and marketing capabilities, purchasing inventory, manufacturing components, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, the Company must succeed in expanding the adoption and market acceptance of Aquadex. This will require the Company to succeed in training personnel at hospitals and in effectively and efficiently manufacturing, marketing and distributing Aquadex and related components. There can be no assurance that the Company will succeed in these activities, and it may never generate revenues sufficient to achieve profitability.

On April 24, 2017 and on November 27, 2017, the Company closed on underwritten public equity offerings for net proceeds of approximately $24.2 million after deducting the underwriting discounts and commissions and other costs associated with the offerings (see Note 4 - Equity). After the end of the quarter, on July 3, 2018, the Company closed on an underwritten public offering for net proceeds of approximately $4.7 million after deducting the underwriting discounts and commissions and other costs associated with the offering (see Note 9 - Subsequent Events).  The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should warrant exercises not materialize or future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

Accounts Receivable:  Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of uncollectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. The Company’s accounts receivable have terms that require payment in 30 days.  To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of June 30, 2018 or December 31, 2017.

Inventories:  Inventories represent finished goods purchased from the Company’s supplier and are recorded as the lower of cost or net realizable value using the first-in-first out method.  Inventories consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Finished Goods	$936	$902
Work in Process	274	217
Raw Materials	1,105	469
Total	$2,315	$1,588

Contingent consideration:  In connection with the Company’s purchase of the Aquadex Business, the Company has an obligation to pay additional consideration that is contingent upon the occurrence of certain future events (see Note 8 – Commitment and Contingencies).  Contingent consideration was recognized at the acquisition date at the estimated fair value of the contingent milestone payments.  The fair value of the contingent consideration is remeasured to its estimated fair value at the end of each reporting period, with changes recorded to earnings.

Loss per share: Basic loss per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the three and six months ended June 30, 2017, reflects a $1.0 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series E Convertible Preferred Stock in April of 2017 (see Note 4 - Equity), representing the intrinsic value of the shares at the time of issuance. In addition, the net loss allocable to common stockholders for the six months ended June 30, 2017, reflects a $1.8 million increase for the net deemed dividend to preferred stockholders provided in connection with the shareholder approval of the Series C and D Convertible Preferred Stock offering in January of 2017 (see Note 4 - Equity), representing the intrinsic value of the shares at the time of issuance. Diluted loss per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include shares underlying outstanding convertible preferred stock, warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those periods.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30
	2018	2017
Stock options	2,128,296	32,613
Restricted stock units	135	405
Warrants to purchase common stock	8,522,684	506,335
Series F convertible preferred stock	136,030	-
Total	10,787,145	539,353

The following table reconciles reported net loss with reported net loss per share for the periods ended June 30, 2017:

(in thousands, except per share amounts)	Three months	Six Months
Net loss	$(2,458)	$(3,398)
Deemed dividend to preferred shareholders (see Note 4)	(1,022)	(2,851)
Net loss after deemed dividend	(3,480)	(6,249)
Weighted average shares outstanding	371	225
Basic and diluted loss per share	$(9.38)	$(27.77)

New Accounting Pronouncements:  In May 2014, August 2015, March 2016, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   The Company adopted this new standard on January 1, 2018, utilizing the modified retrospective approach. There were no impacts to the amount or timing of revenue that the Company had recognized in prior periods. See Note 2 - Revenue Recognition for additional accounting policy and transition disclosures.

In February 2016, the FASB issued updated guidance to improve financial reporting about leasing transactions. This guidance will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This guidance is effective for the Company’s annual periods beginning January 1, 2019, and for quarterly periods therein.  The Company is evaluating the impact that the adoption of this standard will have, if any, on its consolidated financial statements and disclosures.

Note 2 – Revenue Recognition

Net Sales
The Company sells its products in the United States primarily through a direct sales force. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in the United Kingdom, Italy, Spain, Germany, and Southeast Asia. The majority of these distributors resell the Company’s products to hospitals and clinics in their respective geographies.

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

Revenue is measured as the amount of consideration the Company expects to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers that are recognized over time. This revenue represents less than 1% of net sales for the periods ended June 30, 2018. The unfulfilled performance obligations related to these extended service plans is included in deferred revenue in the amount of $30,000 and $38,000 as of June 30, 2018 and December 31, 2017, respectively. Deferred revenue is included in other current liabilities on the condensed consolidated balance sheet. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3 - Debt

On August 5, 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (the “Bank”) for a $1.0 million revolving line of credit (the “Revolving Line”).  Under the Revolving Line, the Company may borrow the lesser of $1.0 million or 80% of its eligible accounts (subject to customary exclusions), minus the outstanding principal balance of any advances under the Revolving Line. Advances under the Revolving Line, if any, accrue interest at a floating annual rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. The loan agreement contains customary representations, as well as customary affirmative and negative covenants. Outstanding borrowings, if any, are collateralized by all of the Company’s assets, excluding intellectual property which is subject to a negative pledge. Advances under the Revolving Line are subject to various conditions precedent, including compliance with financial covenants relating to net liquidity relative to monthly cash burn. The Revolving Line expires March 31, 2020. There were no borrowings outstanding under this facility as of June 30, 2018 or December 31, 2017.

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

Note 4 - Equity

Series B/B-1 Convertible Preferred Stock: On July 20, 2016, the Company entered into a securities purchase agreement with an institutional investor for an offering of shares of convertible preferred stock and warrants with gross proceeds of approximately $3.5 million in a registered direct offering. The Series B issued under the securities purchase agreement was exchanged for Series B-1 Convertible Preferred Stock on October 30, 2016. The Series B-1 Convertible Preferred Stock was non-voting and was convertible into shares of common stock at the holder’s election at any time. Approximately $1.6 million of the proceeds were allocated to the preferred stock, representing the residual proceeds after the warrants were recorded at fair value (see below.) As of June 30, 2018, and December 31, 2017, all Series B/B-1-Convertible Preferred Stock had been converted into common stock and none were outstanding.

Series C and D Convertible Preferred Stock: On October 30, 2016, the Company entered into a securities purchase agreement with an institutional investor for shares of convertible preferred stock and warrants with an aggregate purchase price of $3.8 million in a registered direct offering and simultaneous private placement. The first closing of the transaction occurred on November 3, 2016, whereby the Company received $3.6 million in gross proceeds and the second closing occurred on January 10, 2017, whereby the Company received gross proceeds of $0.2 million. The Series C and D Convertible Preferred Stock issued in the transaction included a contingent beneficial conversion amount of $1.3 million and $0.5 million, respectively, representing the intrinsic value of the shares at the time of issuance. This amount is reflected as an increase to the loss per share allocable to common stockholders in the six-month period ended June 30, 2017 when the contingency for the conversion was resolved with the shareholder approval allowing for the conversion of the preferred stock into common stock.  As of June 30, 2018, and December 31, 2017, all shares of the Series C and D Convertible Preferred Stock had been converted into common stock and none were outstanding.

Series E Convertible Preferred Stock: On April 24, 2017, the Company closed on an underwritten public offering of common stock, Series E Convertible Preferred Stock, and warrants to purchase shares of common stock for gross proceeds of $9.2 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. Net proceeds totaled approximately $8.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering. As of June 30, 2018, and December 31, 2017, all shares of the Series E Convertible Preferred Stock had been converted into common stock and none were outstanding.

Series F Convertible Preferred Stock: On November 27, 2017, the Company closed on an underwritten public offering of Series F Convertible Preferred Stock (“Series F preferred stock”) and warrants to purchase shares of common stock for gross proceeds of $18.0 million. Net proceeds totaled approximately $16.2 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

The offering was comprised of Series F preferred stock, convertible into shares of the Company’s common stock at a conversion price of $4.50 per share.  Each share of Series F preferred stock was accompanied by a Series 1 warrant, which expires on the first anniversary of its issuance, to purchase 223 shares of the Company’s common stock at an exercise price of $4.50 per share, and a Series 2 warrant, which expires on the seventh anniversary of its issuance, to purchase 223 shares of the Company’s common stock at an exercise price of $4.50 per share.  The Series F preferred stock and the warrants were immediately separable and were issued separately. The conversion price of the Series F preferred stock will be adjusted in the event of a stock split, combination, reclassification or stock dividend or if the Company consummates a fundamental transaction.  The Series F preferred stock also has full ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the conversion price of the Series F preferred stock (which protection will expire if, during any 20 of 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 300% of the then-effective conversion price of the Series F preferred stock and the daily dollar trading volume for each trading day during such period exceeds $200,000) (See Note 9 – Subsequent Events).  The exercise price of the warrants is fixed and does not contain any variable pricing features, nor any price based anti-dilutive features, apart from customary adjustments for stock splits, combinations, reclassifications, stock dividends or fundamental transactions. A total of 18,000 shares of Series F Convertible Preferred Stock convertible into approximately 4.0 million shares of common stock and warrants to purchase approximately 8.0 million shares of common stock were issued in the offering. The Series F Convertible Preferred Stock included a beneficial conversion amount of $8.7 million, representing the intrinsic value of the shares at the time of issuance. As of June 30, 2018 and December 31, 2017, 17,390 and 14,220 shares of the Series F Convertible Preferred Stock had been converted into an aggregate of 3,877,970 and 3,171,060 shares of common stock and 610 and 3,780 remained outstanding, respectively.

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

In connection with the issuance of the Series C and D Convertible Preferred Stock in November 2016, the Company issued the investor, at no additional cost, warrants to purchase 35,295 shares of common stock at an exercise price of $108 per share.  In connection with the issuance of the Series D Convertible Preferred Stock at the second closing in January 2017, the Company issued the investor, at no additional cost, warrants to purchase 1,961 shares of common stock at an exercise price of $108 per share.   The warrants were exercisable for 60 months commencing on the earlier of the day of the receipt of approval of the Company’s stockholders of a proposal to approve the issuance of the shares of common stock underlying the warrants, or the six-month anniversary of the date of issuance. These warrants were subject to a reduction of the exercise price if the Company subsequently issued common stock or equivalents at an effective price less than the current exercise price of such warrants.

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

The Company entered into the letter agreement with the investors to incent the exercise of the Original Warrants in order to receive the cash proceeds from the exercise of the Original Warrants and because the exercise of the Original Warrants would allow the Company to remove the warrant liability from its balance sheet and avoid future fair value adjustments and associated volatility in its consolidated financial statements, as the Replacement Warrants are not accounted for as liabilities based on their terms. As of June 30, 2018, and December 31, 2017, there were no Original Warrants outstanding and all Replacement Warrants under the letter agreement had been issued.

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

Warrant Valuation: Both the Original Warrants and placement agent warrants were accounted for as liabilities and were recorded at fair value on the date of issuance. These warrants must be measured and recorded at fair value for each subsequent reporting period that the warrants remain outstanding, and any changes in fair value must be recognized in the consolidated statement of operations.  In connection with the warrant exchange agreement described above, the Company remeasured each Original Warrant as of the date of exercise and recorded $1.4 million for the change in fair value of these warrants as an unrealized gain in the accompanying consolidated statement of operations for the six-month period ended June 30, 2017.

The Replacement Warrants were valued at $0.5 million using the Black Scholes valuation model with the following assumptions: an expected dividend yield of 0%, expected stock price volatility of 49.65%-50.38%, risk-free interest rates of 1.95%-1.97% and an expected life of 5 years. The warrants have a five-year life and were fully vested at the date of grant. The terms of these warrants do not require them to be accounted for as liabilities and are therefore recorded in equity.  As in incentive to early exercise the Original Warrants, the fair value provided to investors through the Replacement Warrants exceeded the fair value of the Original Warrants that was relinquished by the warrant holders by approximately $0.1 million, which has been reflected as an expense in the statement of operations for the six-month period ending June 30, 2017.

Note 5 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Six months ended June 30,
(in thousands)	2018	2017
Selling, general and administrative expense	$1,006	$245
Research and development expense	101	38
Total stock-based compensation expense	$1,107	$283

Note 6 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, warrants, and contingent consideration.

Pursuant to the requirements of ASC Topic 820 Fair Value Measurement, the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

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

The fair value of the Company’s common stock warrant liability related to the Original Warrants was calculated using a Monte Carlo valuation model and was classified as Level 3 in the fair value hierarchy. All investor warrants classified as warrant liability were exercised during the six months ended June 30, 2017. The following is a rollforward of the fair value of Level 3 warrants:

Six months ended June 30, 2017 (in thousands)
Balance December 31, 2016	$1,843
Change in fair value	(1,466)
Exercise of warrants	(368)
Ending balance as of June 30, 2017	$9

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

The fair value of the Company's contingent consideration related to the acquisition of the Aquadex Business from Baxter in August 2016 (see Note 8 – Commitments and Contingencies), was $126,000 as of June 30, 2018 and December 31, 2017. The fair value was initially measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value, and it is considered a Level 3 instrument. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The Company measures the liability on a recurring basis using Level 3 inputs including probabilities of payment and projected payment dates. Changes to any of the inputs may result in significantly higher or lower fair value measurements. There were no changes in the fair value of the contingent consideration subsequent to the initial measurement.

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or any other classified as Level 3 and there were no movements between these categories during the periods ended June 30, 2018 and December 31, 2017. The Company believes that the carrying amounts of all remaining financial instruments approximate their fair value due to their relatively short maturities.

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

As of June 30, 2018, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2017.

Note 8 - Commitments and Contingencies

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

Note 9- Subsequent Events

On July 3, 2018, the Company closed on an underwritten public offering of 2,547,169 shares of its common stock at a public offering price of $2.12 per share, for gross proceeds of $5.4 million, including the full exercise of the underwriters’ over-allotment option to purchase additional shares of the Company’s common stock, prior to deducting underwriting discounts and commissions and offering expenses payable by CHF Solutions (the “July 2018 Offering”).

In connection with the July 2018 Offering, and to induce certain institutional investors who hold warrants issued by the Company in November 2017 (“November 2017 Warrants”) to participate in the July 2018 Offering, the Company entered into letter agreements with such institutional investors (collectively, the “Warrant Reprice Agreements”).  Pursuant to the terms of the Warrant Reprice Agreements, the Company agreed, effective July 3, 2018, to (a) reduce the per share exercise price of the November 2017 Warrants held by such institutional investors (the “Repriced Warrants”) to $2.12 and (b) extend the expiration date of the Repriced Warrants that were to expire on November 27, 2018 to November 27, 2019. The number of shares underlying the Repriced Warrants after the price reduction did not change. The Repriced Warrants are exercisable for 7,760,400 shares of common stock in the aggregate, of which, following such amendment, half expire on November 27, 2019 and half expire on November 27, 2024.

Additionally, the Company’s outstanding Series F preferred stock is subject to full-ratchet anti-dilution protection in the event the Company sells any common stock at a price lower than the then-conversion price of the Series F preferred stock. As a result of the July 2018 Offering, effective July 3, 2018, the conversion price of the Series F preferred stock was reduced from $4.50 to $2.12, the per share price to public in the July 2018 Offering.

On August 3, 2018, the Company amended its office and manufacturing space lease agreement for its facility in Eden Prairie, Minnesota, to extend it for an additional thirty-six months beyond the previous expiration date. This amended lease agreement expires March 31, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

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

Recent Developments

On July 3, 2018, we closed on an underwritten public offering of approximately 2.5 million shares of common stock, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, for gross proceeds of $5.4 million.  Net proceeds totaled approximately $4.7 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 9 – Subsequent Events, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In connection with the July 2018 Offering, and to induce certain institutional investors who held November 2017 Warrants to participate in the July 2018 Offering, we entered into Warrant Reprice Agreements with such institutional investors.  Pursuant to the terms of the Warrant Reprice Agreements, we agreed, effective July 3, 2018, to (a) reduce the per share exercise price of the November 2017 Warrants held by such institutional investors to $2.12 and (b) extend the expiration date of the Repriced Warrants that were to expire on November 27, 2018 to November 27, 2019. The number of shares underlying the Repriced Warrants after the price reduction did not change. The Repriced Warrants are exercisable for 7,760,400 shares of common stock in the aggregate, of which, following such amendment, half expire on November 27, 2019 and half expire on November 27, 2024.

Additionally, our outstanding Series F preferred stock is subject to full-ratchet anti-dilution protection in the event that we sell any common stock at a price lower than the then-conversion price of the Series F preferred stock. As a result of the July 2018 Offering, effective July 3, 2018, the conversion price of the Series F preferred stock was reduced from $4.50 to $2.12, the per share price to public in the July 2018 Offering.

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

Revenue Recognition: We recognize revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018. Accordingly, we recognize revenue when our customers obtain control of their products or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, for additional adoption and transition disclosures.

Accounts Receivable:  Our accounts receivable have terms that require payment in 30 days.  We did not establish an allowance for doubtful accounts at June 30, 2018 as we have not experienced any write offs or a deterioration in the aging of our receivables to date and do not expect to experience in the future.

Inventories:  Inventories represent finished goods purchased from our supplier and are recorded as the lower of cost or net realizable value using the first-in-first out method.

Contingent consideration:  In connection with the purchase of the Aquadex Business, we have an obligation to pay additional consideration that is contingent upon the occurrence of certain future events (see Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).  Contingent consideration was recognized at the acquisition date at the estimated fair value of the contingent milestone payments.  The fair value of the contingent consideration is remeasured to its estimated fair value at the end of each reporting period, with changes recorded to earnings.

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

Loss per share: We compute basic loss per share based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the three and six months ended June 30, 2017, reflects a $1.0 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series E Convertible Preferred Stock in April of 2017, representing the intrinsic value of the shares at the time of issuance. In addition, the net loss allocable to common stockholders for the six months ended June 30, 2017 reflects an increase for net deemed dividends of $1.8 million to preferred stockholders provided in connection with the shareholder approval of the Series C and D Convertible Preferred Stock transactions in January of 2017, representing the intrinsic value of the shares at the time of issuance.  Diluted loss per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include shares underlying outstanding convertible preferred stock, warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares were excluded from the computation of loss per share as their effect was antidilutive due to our net loss in each of those periods.

Going Concern: Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2017 and 2016, and through June 30, 2018, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2018, we had an accumulated deficit of $190.9 million and we expect to incur losses for the immediate future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about our ability to continue as a going concern through the next twelve months.

We became a revenue generating company only after acquiring the Aquadex Business in August 2016.  We expect to incur additional losses in the near-term as we grow the Aquadex Business, including investments in expanding our sales and marketing capabilities, purchasing inventory, manufacturing components, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, we must succeed in expanding the adoption and market acceptance of  Aquadex. This will require us to succeed in training personnel at hospitals and in effectively and efficiently manufacturing, marketing and distributing Aquadex and related components. There can be no assurance that we will succeed in these activities, and we may never generate revenues sufficient to achieve profitability.

During 2017, we closed on two underwritten public equity offerings for net proceeds of approximately $24.2 million in the aggregate after deducting the underwriting discounts and commissions and other costs associated with the offerings. On July 3, 2018 we closed on an additional underwritten public offering for net proceeds of $4.7 million after deducting the underwriting discounts and commissions and other costs associated with the offering. We will be required to seek additional funding to grow our Aquadex Business, which may not be available on terms favorable to us, or at all. We may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should future capital raising be unsuccessful, we may not be able to continue as a going concern. We have made no adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we not continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1 to the condensed consolidated financial statements included in this Quarterly Report.

FINANCIAL OVERVIEW

We are a medical device company focused on commercializing the Aquadex system for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies. In 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities from Baxter to our facilities in Eden Prairie, Minnesota. As of June 30, 2018, we had an accumulated deficit of $190.9 million and we expect to incur losses for the near future while we continue to ramp up sales of Aquadex. To date, we have been funded primarily by various equity and debt financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

Net Sales
(dollars in thousands)

Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Increase (Decrease)	% Change
$1,099	$864	$235	27.2%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with our Aquadex consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We estimate that there are over 500 installed Aquadex consoles around the United States. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The change in net sales compared to the same period of 2017 is driven by the execution of our commercialization strategy which includes continued expansion of our commercial footprint by the hiring of new sales representatives, clinical specialists, and marketing personnel.

Costs and Expenses
Our costs and expenses were as follows:

(dollars in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Increase (Decrease)	% Change
Cost of goods sold	$870	$616	$254	41.2%
Selling, general and administrative	$3,765	$2,420	$1,345	55.6%
Research and development	$643	$327	$316	96.6%

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

We expect our gross margins will improve later in 2018 as we transition to selling internally manufactured inventory, and as volumes increase and we achieve larger efficiencies of scale.

Selling, General and Administrative
The increase in selling, general and administrative expense reflect primarily on-going investment in our commercial organization as we continue to expand our outreach in the field with incremental sales specialists, clinical specialists and marketing support. Our general and administrative costs have remained consistent with the prior year.

As we continue to increase our distribution footprint, we expect that our selling expenses will continue to increase in future quarters, and that general and administrative expenses will remain consistent to the current quarter.

Research and Development
The increase in research and development expenses relate to modest investments we are making to improve the functionality of our Aquadex system, including software updates and catheter improvements. We expect that our research and development expenditures will increase slightly in future quarters as we continue to make modest improvements to our offerings.

Other Income (Expense)
The following is a summary of other income (expense)

(dollars in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Increase (Decrease)	% Change
Other income, net	$-	$5	$(5)	100%
Change in fair value of warrant liability	$-	$37	$(37)	100%

Change in Fair Value of Warrant Liability
The gain recognized for the change in fair value of warrant liability relates to the decrease in value of the warrants issued to the placement agent in connection with financings completed on July 26, 2016, November 3, 2016 and January 10, 2017. These warrants were classified as liabilities on our balance sheet as of June 30, 2017 and required to be marked to market at each reporting period, with the changes in fair value recorded on our consolidated statement of operations.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

Net Sales
(dollars in thousands)

Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Increase (Decrease)	% Change
$2,136	$1,765	$371	21.0%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with our Aquadex consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We estimate that there are over 500 installed Aquadex consoles around the United States. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The change in net sales compared to the same period of 2017 is driven by the execution of our commercialization strategy which includes continued expansion of our commercial footprint by the hiring of new sales representatives, clinical specialists, and marketing personnel.

Costs and Expenses
Our costs and expenses were as follows:

(dollars in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Increase (Decrease)	% Change
Cost of goods sold	$1,771	$1,130	$641	56.7%
Selling, general and administrative	$7,776	$4,807	$2,969	61.8%
Research and development	$1,122	$635	$487	76.7%

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

We expect our gross margins will improve later in 2018 as we transition to selling internally manufactured inventory, and as volumes increase and we achieve larger efficiencies of scale.

Selling, General and Administrative
The increase in selling, general and administrative expense reflect primarily on-going investment in our commercial organization as we continue to expand our outreach in the field with incremental sales specialists, clinical specialists and marketing support. Our general and administrative costs have remained consistent to the prior year.

As we continue to increase our distribution footprint, we expect that our selling expenses will continue to increase in future quarters, and that general and administrative expenses will remain consistent to the current quarter.

Research and Development
The increase in research and development expenses relate to modest investments we are making to improve the functionality of our Aquadex system, including software updates and catheter improvements. We expect that our research and development expenditures will increase slightly in future quarters as we continue to make modest improvements to our offerings.

Other Income (Expense)
The following is a summary of other income (expense)

(dollars in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Increase (Decrease)	% Change
Change in fair value of warrant liability	$-	$1,466	$(1,466)	100%
Warrant valuation expense	$-	$(67)	$67	100%
Other income, net	$-	$11	$(11)	100%

Change in Fair Value of Warrant Liability
The gain recognized for the change in fair value of warrant liability relates to the decrease in value of the warrants issued in connection with financings completed on July 26, 2016, November 3, 2016 and January 10, 2017. These warrants were classified as liabilities on our consolidated balance sheet as of December 31, 2016 and required to be marked to market at each reporting period, with the changes in fair value recorded on our consolidated statement of operations. All of these warrants were exercised during the six month period ended June 30, 2017 pursuant to a warrant exercise agreement described below. Accordingly, we remeasured each of these warrants as of the date of exercise and recorded $1.4 million as an unrealized gain on our consolidated statement of operations. Although we issued replacement warrants during the six months ended June 30, 2017 under the warrant exercise agreement, the replacement warrants are not accounted for as liabilities based on their terms.

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

On August 5, 2016, we entered into a loan agreement with Silicon Valley Bank for a $1.0 million revolving line of credit. Under the revolving line, we may borrow the lesser of $1.0 million or 80% of our eligible accounts (subject to customary exclusions), minus the outstanding principal balance of any advances under the revolving line.  Advances under the revolving line, if any, will accrue interest at a floating per annum rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. The loan agreement contains customary representations, as well as customary affirmative and negative covenants. Our obligations under the new loan agreement are secured by a security interest in our assets, excluding intellectual property and certain other exceptions. We are subject to a negative pledge covenant with respect to our intellectual property. Advances under the revolving line are subject to various conditions precedent, including our compliance with financial covenants relating to net liquidity relative to monthly cash burn. The revolving line of credit expires on March 31, 2020. We had no borrowings outstanding under the Silicon Valley Bank facility as of June 30, 2018 or December 31, 2017.

Subsequent to quarter end, on July 3, 2018, we closed on an underwritten public offering of approximately 2.5 million shares of common stock, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, for gross proceeds of $5.4 million.  Net proceeds totaled approximately $4.7 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 9- Subsequent Events, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Warrant Reprice Agreements and adjustment of the conversion price of the Series F preferred stock in connection with the July 2018 offering.

As of June 30, 2018, and December 31, 2017, cash and cash equivalents were $7.0 million and $15.6 million, respectively. Prior to our acquisition of the Aquadex Business in August 2016, we did not have a product approved for commercial sale and focused our resources on developing, manufacturing, and commercializing our C-Pulse System.  In September 2016, we announced a strategic refocus that included halting all clinical evaluations to fully focus our resources on our recently acquired Aquadex Business.  Our business strategy and ability to fund our operations in the future depends in part on our ability to grow our Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities and controlling costs. We believe we will need additional funds to finance our operations in the future.

Cash Flows from Operating Activities
Net cash used in operating activities was $8.5 million and $5.7 million for the six months ended June 30, 2018 and 2017, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, the decrease of the fair value of the warrant liability and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities was $121,000 and $20,000 for the six months ended June 30, 2018 and 2017, respectively. The majority of cash used in investing activities was for the purchase of laboratory and office equipment.

Cash Flows from Financing Activities
Net cash provided by financing activities was $10.0 million for the six months ended June 30, 2017. Net cash provided by financing activities was attributable to proceeds from the public stock offering completed during the quarter, net proceeds from the exercise of warrants, and from the second closing of the Series D Convertible Preferred Stock. There were no financing activities during the six months ended June 30, 2018.

Capital Resource Requirements

As of June 30, 2018, we did not have any material commitments for capital expenditures.

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

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our ability to execute on our commercialization strategy, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our expectations regarding future increases or decreases in our expenses and gross margins, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, intellectual property protection, our ability to integrate acquired businesses and our expectations regarding anticipated synergies with and benefits from acquired businesses. The risk factors described in our filings with the SEC could cause actual events to adversely differ from the expectations indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. CHF Solutions does not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. CHF Solutions may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.  We may update our risk factors from time to time.
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

As of June 30, 2018, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.

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

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock.  We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Index
CHF Solutions, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2018

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith

10.1	Form of Underwriting Agreement	8-K	001-35312	June 29, 2018	1.1

10.2	Form of Warrant Reprice Agreement	8-K	001-35312	June 29, 2018	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHF Solutions, Inc.

Date: August 9, 2018	By:	/s/ John L. Erb
John L. Erb
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: August 9, 2018	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer
(principal financial officer)