Form 10-Q
period 2018-09-30
CHF Solutions, Inc.
filed 2018-11-07
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of November 5, 2018 was 7,074,407

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$8,222	$15,595
Accounts receivable	787	545
Inventory	1,948	1,588
Other current assets	240	136
Total current assets	11,197	17,864
Property, plant and equipment, net	573	570
Other assets	21	21
TOTAL ASSETS	$11,791	$18,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$617	$862
Accrued compensation	1,315	1,021
Other current liabilities	80	208
Total current liabilities	2,012	2,091
Other liabilities	126	126
Total liabilities	2,138	2,217

Commitments and contingencies	—	—

Stockholders’ equity
Series A junior participating preferred stock as of September 30, 2018 and December 31, 2017, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of September 30, 2018 and December 31, 2017, par value $0.0001 per share; authorized 565 and 3,780 shares, respectively, issued and outstanding 565 and 3,780, respectively	—	—
Preferred stock as of September 30, 2018 and December 31, 2017, par value $0.0001 per share; authorized 39,969,435 and 39,966,220 shares, none outstanding	—	—
Common stock as of September 30, 2018 and December 31, 2017, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 7,074,407 and 3,798,929, respectively	1	—
Additional paid‑in capital	203,559	197,367
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,225	1,227
Accumulated deficit	(195,132)	(182,356)
Total stockholders’ equity	9,653	16,238
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,791	$18,455

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$1,363	$957	$3,499	$2,722
Costs and expenses:
Cost of goods sold	915	782	2,686	1,912
Selling, general and administrative	3,713	2,671	11,489	7,478
Research and development	985	367	2,107	1,002
Total costs and expenses	5,613	3,820	16,282	10,392
Loss from operations	(4,250)	(2,863)	(12,783)	(7,670)
Other income (expense):
Other income, net	10	17	10	28
Warrant valuation expense	-	-	-	(67)
Change in fair value of warrant liability	-	4	-	1,470
Total other income	10	21	10	1,431
Loss before income taxes	(4,240)	(2,842)	(12,773)	(6,239)
Income tax expense, net	(1)	(5)	(3)	(6)
Net loss	$(4,241)	$(2,847)	$(12,776)	$(6,245)

Basic and diluted loss per share	$(0.61)	$(4.55)	$(2.47)	$(25.36)

Weighted average shares outstanding – basic and diluted	6,987	626	5,171	359

Other comprehensive loss:
Foreign currency translation adjustments	$(1)	$(1)	$(2)	$(7)
Total comprehensive loss	$(4,242)	$(2,848)	$(12,778)	$(6,252)

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Nine months ended September 30,
	2018	2017
Operating Activities:
Net loss	$(12,776)	$(6,245)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization expense	174	656
Stock-based compensation expense	1,544	391
Change in fair value of warrant liability	-	(1,470)
Warrant valuation expense	-	67
Changes in operating assets and liabilities:
Accounts receivable	(242)	(498)
Inventory	(360)	(660)
Other current and long-term assets	(104)	28
Accounts payable and accrued expenses	(79)	(1,038)
Net cash used in operations	(11,843)	(8,769)

Investing Activities:
Purchases of property and equipment	(177)	(206)
Net cash used in investing activities	(177)	(206)

Financing Activities:
Net proceeds from public stock offering	4,649	8,002
Net proceeds from exercise of warrants	-	1,981
Net proceeds from the sale of common stock, preferred stock, and warrants	-	184
Net cash provided by financing activities	4,649	10,167

Effect of exchange rate changes on cash	(2)	(2)
Net increase (decrease) in cash and cash equivalents	(7,373)	1,190
Cash and cash equivalents - beginning of period	15,595	1,323
Cash and cash equivalents - end of period	$8,222	$2,513

Supplement schedule of non-cash activities
Warrants issued as inducement to warrant exercise	$-	$509
Conversion of temporary equity to permanent equity	$-	$485

Supplemental cash flow information
Cash paid for income taxes	$-	$8

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: CHF Solutions, Inc. (the “Company”) is a medical device company focused on commercializing the Aquadex FlexFlow® System for aquapheresis therapy. The Aquadex FlexFlow System (“Aquadex”) is indicated for temporary (up to eight hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and extended (longer than 8 hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and require hospitalization. CHF Solutions, Inc. is a Delaware corporation headquartered in Eden Prairie, Minnesota with wholly owned subsidiaries in Australia, Ireland and Delaware. The Company has been listed on the Nasdaq Capital Market since February 2012.

Prior to July 2016, the Company was focused on developing the C-Pulse® Heart Assist System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, the Company acquired the Aquadex FlexFlow business from a subsidiary of Baxter International, Inc. (“Baxter”), a global leader in the hospital products and dialysis markets (herein referred to as the “Aquadex Business”). On September 29, 2016, the Company announced a strategic refocus of its strategy that included halting all clinical evaluations of its C-Pulse technology to fully focus its resources on its recently acquired Aquadex Business.

On May 23, 2017, the Company announced it was changing its name from Sunshine Heart, Inc. to CHF Solutions, Inc. to more appropriately reflect the direction of its business.

During 2017, the Company’s board of directors and stockholders approved two reverse stock splits (together, the “Reverse Stock Splits”). Neither reverse stock split changed the par value of the Company’s common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation.  The first reverse stock split was a 1-for-30 reverse split of the Company’s outstanding common stock that became effective after trading on January 12, 2017.   The second reverse stock split was a 1-for-20 reverse split of the Company’s outstanding common stock that became effective after trading on October 12, 2017.  All share and per-share amounts have been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented.

Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in the audited annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive loss, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2017 and 2016 and through September 30, 2018, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of September 30, 2018, the Company had an accumulated deficit of $195.1 million and it expects to incur losses for the immediate future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

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

On July 3, 2018, April 24, 2017 and on November 27, 2017, the Company closed on underwritten public equity offerings for aggregate net proceeds of approximately $28.8 million after deducting the underwriting discounts and commissions and other costs associated with the offerings (see Note 4 - Equity). The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should warrant exercises not materialize or future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

Accounts Receivable:  Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of uncollectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. The Company’s accounts receivable have terms that require payment in 30 days.  To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of September 30, 2018 or December 31, 2017.

Inventories:  Inventories represent finished goods purchased from the Company’s supplier and are recorded as the lower of cost or net realizable value using the first-in-first out method.  Inventories consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Finished Goods	$810	$902
Work in Process	91	217
Raw Materials	1,047	469
Total	$1,948	$1,588

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30
	2018	2017
Stock options	1,987,502	36,874
Restricted stock units	90	324
Warrants to purchase common stock	8,522,672	496,629
Series F convertible preferred stock	266,680	-
Total	10,776,944	533,827

The following table reconciles reported net loss with reported net loss per share for the periods ended September 30, 2017:

(in thousands, except per share amounts)	Three months	Nine Months
Net loss	$(2,847)	$(6,245)
Deemed dividend to preferred shareholders (see Note 4)	-	(2,851)
Net loss after deemed dividend	(2,847)	(9,096)
Weighted average shares outstanding	626	359
Basic and diluted loss per share	$(4.55)	$(25.36)

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

In February 2016, the FASB issued updated guidance to improve financial reporting about leasing transactions. This guidance will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued new guidance which includes an option to not restate comparative periods in transition.  This guidance is effective for the Company’s annual and quarterly periods beginning January 1, 2019.  The Company is in the process of evaluating the impact that the adoption of this standard will have on its consolidated financial statements and is currently assessing its leases. The Company expects that the adoption of this guidance will result in a material increase in the assets and liabilities recorded on its consolidated balance sheets and additional qualitative and quantitative disclosures. The Company expects to use the effective date of this standard as the date of initial application, with no retrospective adjustments to prior comparative periods.

The Securities and Exchange Commission (“SEC”) issued updated guidance which amends various SEC disclosure requirements that it has determined to be redundant, duplicative, overlapping, outdated, or superseded. Issued as part of the SEC’s ongoing disclosure effectiveness initiative, the final rule is expected November 5, 2018.  The Company is evaluating the impact of the release will have on its consolidated financial statements and disclosures.

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

Revenue is measured as the amount of consideration the Company expects to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers that are recognized over time. Revenue from extended service plans represents less than 1% of net sales for the both the three- and nine-month periods ended September 30, 2018. The unfulfilled performance obligations related to these extended service plans is included in deferred revenue in the amount of $41,250 and $38,000 as of September 30, 2018 and December 31, 2017, respectively. Deferred revenue is included in other current liabilities on the condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3 – Debt

On August 5, 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (the “Bank”) for a $1.0 million revolving line of credit (the “Revolving Line”).  Under the Revolving Line, the Company may borrow the lesser of $1.0 million or 80% of its eligible accounts (subject to customary exclusions), minus the outstanding principal balance of any advances under the Revolving Line. Advances under the Revolving Line, if any, accrue interest at a floating annual rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. The loan agreement contains customary representations, as well as customary affirmative and negative covenants. Outstanding borrowings, if any, are collateralized by all of the Company’s assets, excluding intellectual property which is subject to a negative pledge. Advances under the Revolving Line are subject to various conditions precedent, including compliance with financial covenants relating to net liquidity relative to monthly cash burn, which the Company may or may not meet depending on its cash position at any given point. The Revolving Line expires March 31, 2020. There were no borrowings outstanding under this facility as of September 30, 2018 or December 31, 2017.

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

Note 4 – Equity

Series B/B-1 Convertible Preferred Stock: On July 20, 2016, the Company entered into a securities purchase agreement with an institutional investor for an offering of shares of convertible preferred stock and warrants with gross proceeds of approximately $3.5 million in a registered direct offering. The Series B issued under the securities purchase agreement was exchanged for Series B-1 Convertible Preferred Stock on October 30, 2016. The Series B-1 Convertible Preferred Stock was non-voting and was convertible into shares of common stock at the holder’s election at any time. Approximately $1.6 million of the proceeds were allocated to the preferred stock, representing the residual proceeds after the warrants were recorded at fair value (see below.) As of September 30, 2018, and December 31, 2017, all Series B/B-1-Convertible Preferred Stock had been converted into common stock and none were outstanding.

Series C and D Convertible Preferred Stock: On October 30, 2016, the Company entered into a securities purchase agreement with an institutional investor for shares of convertible preferred stock and warrants with an aggregate purchase price of $3.8 million in a registered direct offering and simultaneous private placement. The first closing of the transaction occurred on November 3, 2016, whereby the Company received $3.6 million in gross proceeds and the second closing occurred on January 10, 2017, whereby the Company received gross proceeds of $0.2 million. The Series C and D Convertible Preferred Stock issued in the transaction included a contingent beneficial conversion amount of $1.3 million and $0.5 million, respectively, representing the intrinsic value of the shares at the time of issuance. This amount is reflected as an increase to the loss per share allocable to common stockholders in the nine-month period ended September 30, 2017 when the contingency for the conversion was resolved with the shareholder approval allowing for the conversion of the preferred stock into common stock.  As of September 30, 2018, and December 31, 2017, all shares of the Series C and D Convertible Preferred Stock had been converted into common stock and none were outstanding.

Series E Convertible Preferred Stock: On April 24, 2017, the Company closed on an underwritten public offering of a total of 2.8 million shares of common stock, 6,400 shares of Series E Convertible Preferred Stock convertible into 6.4 million shares of common stock, and warrants to purchase 9.2 million shares of common stock for gross proceeds of $9.2 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. Net proceeds totaled approximately $8.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

The Series E Convertible Preferred Stock included a beneficial conversion amount of $1.0 million, representing the intrinsic value of the shares at the time of issuance. This amount is reflected as an increase to the loss per share allocable to common stockholders in the nine months ended September 30, 2017.  As of September 30, 2018, and December 31, 2017, all shares of the Series E Convertible Preferred Stock had been converted into common stock and none were outstanding.

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

The offering was comprised of Series F preferred stock, convertible into shares of the Company’s common stock at a conversion price of $4.50 per share.  Each share of Series F preferred stock was accompanied by a Series 1 warrant, which expires on the first anniversary of its issuance, to purchase 223 shares of the Company’s common stock at an exercise price of $4.50 per share, and a Series 2 warrant, which expires on the seventh anniversary of its issuance, to purchase 223 shares of the Company’s common stock at an exercise price of $4.50 per share.  The Series F preferred stock and the warrants were immediately separable and were issued separately. The conversion price of the Series F preferred stock will be adjusted in the event of a stock split, combination, reclassification or stock dividend or if the Company consummates a fundamental transaction.  The Series F preferred stock also has full ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the conversion price of the Series F preferred stock (which protection will expire if, during any 20 of 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 300% of the then-effective conversion price of the Series F preferred stock and the daily dollar trading volume for each trading day during such period exceeds $200,000).  The exercise price of the warrants is fixed and does not contain any variable pricing features, nor any price based anti-dilutive features, apart from customary adjustments for stock splits, combinations, reclassifications, stock dividends or fundamental transactions. A total of 18,000 shares of Series F Convertible Preferred Stock convertible into approximately 4.0 million shares of common stock and warrants to purchase approximately 8.0 million shares of common stock were issued in the offering. The Series F Convertible Preferred Stock included a beneficial conversion amount of $8.7 million, representing the intrinsic value of the shares at the time of issuance. As noted below, effective July 3, 2018, the conversion price of the Series F preferred stock was reduced from $4.50 to $2.12, the per share price to public in the July 2018 Offering described below, and now each share of the remaining Series F preferred stock is convertible into 472 shares of the Company’s common stock. As of September 30, 2018, and December 31, 2017, 17,435 and 14,220 shares of the Series F Convertible Preferred Stock had been converted into an aggregate of 3,899,210 and 3,171,060 shares of common stock and 565 and 3,780 remained outstanding, respectively.

July 2018 Offering: On July 3, 2018, the Company closed on an underwritten public offering of 2,547,169 shares of its common stock at a public offering price of $2.12 per share, for gross proceeds of $5.4 million, including the full exercise of the underwriters’ over-allotment option to purchase additional shares of the Company’s common stock, prior to deducting underwriting discounts and commissions and offering expenses (the “July 2018 Offering”).

In connection with the July 2018 Offering, and to induce certain institutional investors who hold warrants issued by the Company in November 2017 (“November 2017 Warrants”) to participate in the July 2018 Offering, the Company entered into letter agreements with such institutional investors (collectively, the “Warrant Reprice Agreements”).  Pursuant to the terms of the Warrant Reprice Agreements, the Company agreed, effective July 3, 2018, to (a) reduce the per share exercise price of the November 2017 Warrants held by such institutional investors (the “Repriced Warrants”) to $2.12 and (b) extend the expiration date of the Repriced Warrants that were to expire on November 27, 2018 to November 27, 2019. The number of shares underlying the Repriced Warrants after the price reduction did not change. The Repriced Warrants are exercisable for 7,760,400 shares of common stock in the aggregate, of which, following such amendment, half expire on November 27, 2019 and half expire on November 27, 2024. The repricing of the warrants was accounted as an equity financing cost, with no impact to net proceeds from the offering.

As noted above, the Company’s outstanding Series F preferred stock is subject to full-ratchet anti-dilution protection in the event the Company sells any common stock at a price lower than the then-conversion price of the Series F preferred stock. As a result of the July 2018 Offering, effective July 3, 2018, the conversion price of the Series F preferred stock was reduced from $4.50 to $2.12, the per share price to public in the July 2018 Offering.

Placement Agent Fees: In connection with the issuance of the Series B, C and D Convertible Preferred Shares, the Company paid the placement agent an aggregate cash placement fee equal to 6% of the aggregate gross proceeds raised in the offering and issued warrants as described below. In connection with the issuance of the Series E and F Convertible Preferred Shares and the July 2018 Offering, the Company provided underwriting discounts and commissions of 9%, 8% and 8%, respectively, of the aggregate gross proceeds raised in the offering to the underwriters and issued no warrants to the underwriters in such transactions.

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

The Company entered into the letter agreement with the investors to incent the exercise of the Original Warrants in order to receive the cash proceeds from the exercise of the Original Warrants and because the exercise of the Original Warrants would allow the Company to remove the warrant liability from its consolidated balance sheet and avoid future fair value adjustments and associated volatility in its consolidated financial statements, as the Replacement Warrants are not accounted for as liabilities based on their terms. As of September 30, 2018, and December 31, 2017, there were no Original Warrants outstanding and all Replacement Warrants under the letter agreement had been issued.

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

Warrant Valuation: Both the Original Warrants and placement agent warrants were accounted for as liabilities and were recorded at fair value on the date of issuance. These warrants must be measured and recorded at fair value for each subsequent reporting period that the warrants remain outstanding, and any changes in fair value must be recognized in the consolidated statement of operations.  In connection with the warrant exchange agreement described above, the Company remeasured each Original Warrant as of the date of exercise and recorded $1.4 million for the change in fair value of these warrants as an unrealized gain in the accompanying consolidated statement of operations for the nine-month period ended September 30, 2017.

The Replacement Warrants were valued at $0.5 million using the Black Scholes valuation model with the following assumptions: an expected dividend yield of 0%, expected stock price volatility of 49.65%-50.38%, risk-free interest rates of 1.95%-1.97% and an expected life of 5 years. The warrants have a five-year life and were fully vested at the date of grant. The terms of these warrants do not require them to be accounted for as liabilities and are therefore recorded in equity.  As in incentive to early exercise the Original Warrants, the fair value provided to investors through the Replacement Warrants exceeded the fair value of the Original Warrants that was relinquished by the warrant holders by approximately $0.1 million, which has been reflected as an expense in the statement of operations for the nine-month period ending September 30, 2017.

Note 5 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Selling, general and administrative expense	$440	$106	$1,446	$351
Research and development expense	(3)	5	98	43
Total stock-based compensation expense	$437	$111	$1,544	$394

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

The fair value of the Company’s common stock warrant liability related to the Original Warrants was calculated using a Monte Carlo valuation model and was classified as Level 3 in the fair value hierarchy. All Original Warrants were exercised during the nine months ended September 30, 2017. The fair value of the Company’s warrant liability related to the placement agent warrants was calculated using a Black Scholes valuation model and is classified as Level 3 in the fair value hierarchy. The following is a rollforward of the fair value of Level 3 warrants:

Nine months ended September 30, 2017 (in thousands)
Balance December 31, 2016	$1,843
Change in fair value	(1,469)
Exercise of warrants	(368)
Ending balance as of September 30, 2017	$6

Fair values were calculated using the following assumptions:

	As of Dec. 31, 2016	As of date of exercise
Risk-free interest rates, adjusted for continuous compounding	1.47/1.96%	1.45-1.99%
Term (years)	3.1/5.3	2.84-5.50
Expected volatility	55.3/49.8%	49.9-58.5%
Dates and probability of future equity raises	various	various

The fair value of the Company’s contingent consideration related to the acquisition of the Aquadex Business from Baxter in August 2016 (see Note 8 – Commitments and Contingencies), was $126,000 as of both September 30, 2018 and December 31, 2017. The fair value was initially measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value, and it is considered a Level 3 instrument. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The Company measures the liability on a recurring basis using Level 3 inputs including probabilities of payment and projected payment dates. Changes to any of the inputs may result in significantly higher or lower fair value measurements. There were no changes in the fair value of the contingent consideration subsequent to the initial measurement.

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or any other classified as Level 3 and there were no movements between these categories during the periods ended September 30, 2018 and December 31, 2017. The Company believes that the carrying amounts of all remaining financial instruments approximate their fair value due to their relatively short maturities.

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

As of September 30, 2018, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2017.

Note 8 - Commitments and Contingencies

Leases: The Company leases office space under a non-cancelable operating lease with Capital Partners Industrial Fund I, LLLP that expires in March 2022. In August 2018, the Company entered into a Third Amendment to the lease, extending the term of the lease from March 31, 2019 to March 31, 2022. Beginning on April 1, 2019, the annual base rent shall be $9.00 per square foot, subject to annual increases of $0.25 per square foot.  Rent expense is recognized using the straight-line method over the term of the lease.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and of this Quarterly Report and in our other filings with the SEC. See “—Forward-Looking Statements” below.

Unless otherwise specified or indicated by the context, CHF Solutions, Company, we, us and our, refer to CHF Solutions, Inc. and its subsidiaries.

OVERVIEW

About CHF Solutions

We are a medical device company focused on commercializing the Aquadex FlexFlow® System.  The Aquadex FlexFlow System (“Aquadex”) is indicated for temporary (up to eight hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and extended (longer than 8 hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and require hospitalization. In the United States, we hold 501(k) clearance from the FDA to market and sell Aquadex.  In the European Union, we are required to hold a CE Mark to import our product into the EU.  The CE Mark for Aquadex has expired; however, we expect to receive renewal by the latter half of 2019, which would allow us to import additional inventory into the EU.  We believe that we currently have sufficient inventory already available for sale in the EU market and the timing of the receipt of the CE Mark will not have a material impact on our revenue.

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

Recent Developments

On September 13, 2018, we announced that we were expanding our commercial focus from fluid overloaded patients suffering from congestive heart failure to post-cardiovascular surgery where, like in heart failure, patients often need treatment for fluid overload and have failed diuretic therapy.

On July 3, 2018, we closed on an underwritten public offering of approximately 2.5 million shares of common stock, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, for gross proceeds of $5.4 million.  Net proceeds totaled approximately $4.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 4 – Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to stock-based compensation, valuation of equity instruments, inventory and accounts receivable reserves, and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, valuations, or various assumptions that are believed to be reasonable under the circumstances. Other than the adoption of Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, as described below, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition: We recognize revenue in accordance with ASC 606, which we adopted effective January 1, 2018. Accordingly, we recognize revenue when our customers obtain control of their products or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, for additional adoption and transition disclosures.

Accounts Receivable:  Our accounts receivable have terms that require payment in 30 days.  We did not establish an allowance for doubtful accounts at September 30, 2018 as we have not experienced any write offs or a deterioration in the aging of our receivables to date and do not expect to experience in the future.

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

Common stock warrant liability:  We recorded the common stock warrant liability at fair value at the date of issuance using primarily a Monte Carlo valuation model (see Note 6 – Fair Value of Financial Instruments to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).  The fair value is remeasured to its estimated fair value at the end of each reporting period with changes recorded to earnings.

Stock-Based Compensation: We recognize all share-based payments to employees and directors, including grants of stock options, restricted stock units (RSUs), warrants and common stock awards in the consolidated statement of operations as an operating expense based on their fair values over the requisite service period.

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

Loss per share: We compute basic loss per share based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the nine months ended September 30, 2017, reflects a $1.0 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series E Convertible Preferred Stock in April of 2017, representing the intrinsic value of the shares at the time of issuance. In addition, the net loss allocable to common stockholders for the nine months ended September 30, 2017 reflects an increase for net deemed dividends of $1.8 million to preferred stockholders provided in connection with the shareholder approval of the Series C and D Convertible Preferred Stock transactions in January of 2017, representing the intrinsic value of the shares at the time of issuance.  Diluted loss per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include shares underlying outstanding convertible preferred stock, warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares were excluded from the computation of loss per share as their effect was antidilutive due to our net loss in each of those periods.

Going Concern: Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2017 and 2016, and through September 30, 2018, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of September 30, 2018, we had an accumulated deficit of $195.1 million and we expect to incur losses for the immediate future. To date, we have been funded primarily by various debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about our ability to continue as a going concern through the next twelve months.

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

During 2017, we closed on two underwritten public equity offerings for net proceeds of approximately $24.2 million in the aggregate after deducting the underwriting discounts and commissions and other costs associated with the offerings. On July 3, 2018, we closed on an additional underwritten public offering for net proceeds of approximately $4.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. We will be required to seek additional funding to grow our Aquadex Business, which may not be available on terms favorable to us, or at all. We may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should future capital raising be unsuccessful, we may not be able to continue as a going concern. We have made no adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we not continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1 to the condensed consolidated financial statements included in this Quarterly Report.

FINANCIAL OVERVIEW

We are a medical device company focused on commercializing the Aquadex system for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies. In 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities from Baxter to our facilities in Eden Prairie, Minnesota. As of September 30, 2018, we had an accumulated deficit of $195.1 million and we expect to incur losses for the near future while we continue to ramp up sales of Aquadex. To date, we have been funded primarily by various equity and debt financings. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

Net Sales
(dollars in thousands)

Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Increase	% Change
$1,363	$957	$406	42.4%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the console included in the Aquadex FlexFlow System. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The change in net sales compared to the same period of 2017 is driven by the execution of our commercialization strategy which includes continued expansion of our commercial footprint by the hiring of new sales representatives, clinical specialists, and marketing personnel.

Costs and Expenses
Our costs and expenses were as follows:

(dollars in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Increase	% Change
Cost of goods sold	$915	$782	$133	17.0%
Selling, general and administrative	$3,713	$2,671	$1,042	39.0%
Research and development	$985	$367	$618	168.4%

Cost of Goods Sold
In connection with the acquisition of the Aquadex Business, we entered into a manufacturing and supply agreement with Baxter. Cost of sales reflects the agreed-upon price paid to Baxter for the manufacturing of the disposables and consoles, as well as startup costs associated with the transfer of manufacturing activities to our facilities in Eden Prairie, Minnesota.

We provided notice to Baxter to cease the manufacturing of the Aquadex product line as of June 30, 2017, and we began transitioning activities in house. As part of the manufacturing transition, we agreed to continue to purchase inventory from Baxter through February 1, 2018. We began manufacturing our products in house in the fourth quarter of 2017, and in August 2018, we announced that the transfer of all manufacturing activities was complete.

We expect our gross margins will improve in future quarters as we transition to selling internally manufactured inventory, and as volumes increase and we achieve larger efficiencies of scale.

Selling, General and Administrative
The increase in selling, general and administrative expense reflects primarily on-going investments in our commercial organization as we continue to expand our outreach in the field with incremental sales specialists, clinical specialists and marketing support. Our general and administrative costs have remained consistent with the prior year. The increase also reflects incremental non-cash stock option expense totaling $0.3 million.

As we continue to increase our distribution footprint, we expect that our selling expenses will continue to increase in future quarters, and that general and administrative expenses will remain consistent.

Research and Development
The increase in research and development expenses relate to investments we are making to improve the functionality of our Aquadex system, including console software updates and catheter improvements. We expect that our research and development expenditures will increase slightly in future quarters as we continue to make improvements to our product offerings.

Other Income (Expense)
The following is a summary of other income (expense):

(dollars in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Decrease	% Change
Other income, net	$10	$-17	$(7)	(41.2)%
Change in fair value of warrant liability	$-	$4	$(4)	(100.0)%

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

Net Sales
(dollars in thousands)
Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Increase	% Change
$3,499	$2,722	$777	28.5%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the console included in the Aquadex FlexFlow System. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The change in net sales compared to the same period of 2017 is driven by the execution of our commercialization strategy which includes continued expansion of our commercial footprint by the hiring of new sales representatives, clinical specialists, and marketing personnel.

Costs and Expenses
Our costs and expenses were as follows:

(dollars in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Increase	% Change
Cost of goods sold	$2,686	$1,912	$774	40.5%
Selling, general and administrative	$11,489	$7,478	$4,011	53.6%
Research and development	$2,107	$1,002	$1,105	110.3%

Cost of Goods Sold
In connection with the acquisition of the Aquadex Business, we entered into a manufacturing and supply agreement with Baxter. Cost of sales reflects the agreed-upon price paid to Baxter for the manufacturing of the disposables and consoles, as well as startup costs associated with the transfer of manufacturing activities to our facilities in Eden Prairie, Minnesota.

We provided notice to Baxter to cease the manufacturing of the Aquadex product line as of June 30, 2017, and we began transitioning activities in house. As part of the manufacturing transition, we agreed to continue to purchase inventory from Baxter through February 1, 2018. We began manufacturing our products in house in the fourth quarter of 2017, and in August 2018, we announced that the transfer of all manufacturing activities was complete.

We expect our gross margins will improve in future quarters as we transition to selling internally manufactured inventory, and as volumes increase and we achieve larger efficiencies of scale.

Selling, General and Administrative
The increase in selling, general and administrative expense reflect primarily on-going investment in our commercial organization as we continue to expand our outreach in the field with incremental sales specialists, clinical specialists and marketing support. Our general and administrative costs have remained consistent to the prior year. The increase also reflects incremental non-cash stock option expense totaling $1.1 million.

As we continue to increase our distribution footprint, we expect that our selling expenses will continue to increase in future quarters, and that general and administrative expenses will remain consistent to the current quarter.

Research and Development
The increase in research and development expenses relate to investments we are making to improve the functionality of our Aquadex system, including console software updates and catheter improvements. We expect that our research and development expenditures will increase in future quarters as we continue to make improvements to our offerings.

Other Income (Expense)
The following is a summary of other income (expense)

(dollars in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Decrease	% Change
Change in fair value of warrant liability	$-	$1,470	$(1,470)	(100.0)%
Warrant valuation expense	$-	$(67)	$(67)	(100.0)%
Other income, net	$10	$28	$(18)	(64.3)%

Change in Fair Value of Warrant Liability
The gain recognized for the change in fair value of warrant liability relates to the decrease in value of the warrants issued in connection with financings completed on July 26, 2016, November 3, 2016 and January 10, 2017. These warrants were classified as liabilities on our consolidated balance sheet as of December 31, 2016 and required to be marked to market at each reporting period, with the changes in fair value recorded on our consolidated statement of operations. All of these warrants were exercised during the nine-month period ended September 30, 2017 pursuant to a warrant exercise agreement described in Note 4 – Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Accordingly, we remeasured each of these warrants as of the date of exercise and recorded $1.4 million as an unrealized gain on our consolidated statement of operations. Although we issued replacement warrants during the nine months ended September 30, 2017 under the warrant exercise agreement, the replacement warrants are not accounted for as liabilities based on their terms.

Liquidity and Capital Resources

Sources of Liquidity
We have funded our operations primarily through cash on hand and a series of equity and debt financings.

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

On November 27, 2017, we closed on another underwritten public offering for net proceeds of approximately $16.2 million after deducting the underwriting discounts and commissions and other costs associated with the offering. In connection with this offering we issued 18,000 shares of Series F Convertible Preferred stock (which were convertible into approximately 4.0 million shares of common stock) and warrants to purchase approximately 8.0 million shares of common stock. See Note 4—Equity to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

On July 3, 2018, we closed on an underwritten public offering of approximately 2.5 million shares of common stock, for gross proceeds of $5.4 million.  Net proceeds totaled approximately $4.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 4 – Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Warrant Reprice Agreements and adjustment of the conversion price of the Series F preferred stock in connection with the July 2018 offering.

On August 5, 2016, we entered into a loan agreement with Silicon Valley Bank for a $1.0 million revolving line of credit. Under the revolving line, we may borrow the lesser of $1.0 million or 80% of our eligible accounts (subject to customary exclusions), minus the outstanding principal balance of any advances under the revolving line.  Advances under the revolving line, if any, will accrue interest at a floating per annum rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. The loan agreement contains customary representations, as well as customary affirmative and negative covenants. Our obligations under the new loan agreement are secured by a security interest in our assets, excluding intellectual property and certain other exceptions. We are subject to a negative pledge covenant with respect to our intellectual property. Advances under the revolving line are subject to various conditions precedent, including our compliance with financial covenants relating to net liquidity relative to monthly cash burn. The revolving line of credit expires on March 31, 2020. We had no borrowings outstanding under the Silicon Valley Bank facility as of September 30, 2018 or December 31, 2017.

As of September 30, 2018, and December 31, 2017, cash and cash equivalents were $8.2 million and $15.6 million, respectively. Prior to our acquisition of the Aquadex Business in August 2016, we did not have a product approved for commercial sale and focused our resources on developing, manufacturing, and commercializing our C-Pulse System.  In September 2016, we announced a strategic refocus that included halting all clinical evaluations to fully focus our resources on our recently acquired Aquadex Business.  Our business strategy and ability to fund our operations in the future depends in part on our ability to grow our Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities and controlling costs. We believe we will need additional funds to finance our operations in the future.

Cash Flows from Operating Activities
Net cash used in operating activities was $11.8 million and $8.8 million for the nine months ended September 30, 2018 and 2017, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, the decrease of the fair value of the warrant liability and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities was $0.2 million for each of the nine-month periods ended September 30, 2018 and 2017, respectively. The majority of cash used in investing activities was for the purchase of manufacturing, laboratory and office equipment.

Cash Flows from Financing Activities
Net cash provided by financing activities was $4.6 million and $10.2 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities in 2018 was attributable to proceeds of the public offering of common stock completed on July 3, 2018.  Net cash provided by financing activities in 2017 was attributable to proceeds from the public stock offering completed in April 2017, net proceeds from the exercise of warrants, and from the second closing of the Series D Convertible Preferred Stock.

Capital Resource Requirements

As of September 30, 2018, we did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

In August 2018, we amended our lease agreement for our office space in Eden Prairie, Minnesota extending the term of the lease from March 31, 2019 to March 31, 2022.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, statements about our commercialization strategy, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our expectations regarding our future expenses and gross margins, our ability to achieve larger efficiencies of scale, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, intellectual property protection, our ability to fund our operations, our ability to integrate acquired businesses and our expectations regarding anticipated synergies with and benefits from acquired businesses. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “may,” “will,” and similar words or expressions. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, this Quarterly Report and in other reports filed thereafter with the SEC , which risk factors we may update from time to time. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Except as required by applicable law, we do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

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

As of September 30, 2018, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and in our other filings with the SEC, before deciding to invest in or retain shares of our common stock.  We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and in other reports filed thereafter with the SEC, except as set forth below.

We may face significant risks associated with international operations, which could have a material adverse effect on our business, financial condition and results of operations.

We market our products globally. Our international operations are subject to a number of risks, including the following: fluctuations in exchange rates of the United States dollar could adversely affect our results of operations, we may face difficulties in enforcing and collecting accounts receivable under some countries’ legal systems,  have our products serviced or conduct other operations, political instability could disrupt our operations, some governments and customers may have longer payment cycles, with resulting adverse effects on our cash flow, and some countries could impose additional taxes or restrict the import of our products. In addition, regulations in individual countries or regions may restrict our ability to sell our products. Most countries, including the countries in the European Union, require approval or registration to import and/or sell our products in the country.  In the EU, we are required to hold a CE Mark to import our product into the EU.  The CE Mark for the Aquadex FlexFlow System has expired.  We expect to receive renewal by the latter half of 2019, which would allow us to import additional inventory into the EU.  While we believe that we currently have sufficient product inventory already available for sale in the EU market and the timing of the receipt of the CE Mark will not have a material impact on our revenue, a delay in receipt of the CE Mark could cause a shortage in product availability in the EU, depending on the timing of receipt of the CE Mark.  Any one or more of these factors associated with international operations could increase our costs, reduce our revenues, or disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

In August 2018, the Company entered into a Third Amendment to its lease with Capital Partners Industrial Fund I, LLLP relating to office space in Eden Prairie, Minnesota, extending the expiration date of the lease from March 31, 2019 to March 31, 2022. Beginning on April 1, 2019, the annual base rent shall be $9.00 per square foot, subject to annual increases of $0.25 per square foot. This description of the lease amendment is qualified in its entirety by reference to the text of the Third Amendment, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Index
CHF Solutions, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Second Amended and Restated Bylaws	8-K	001-35312	May 23, 2017	3.2

4.1	Form of Common Stock Purchase Warrant issued pursuant to the Letter Agreement dated February 15, 2017	8-K	001-35312	February 16, 2017	4.1

4.2	Form of Warrant to purchase shares of common stock	S-1/A	333-216841	April 4, 2017	4.8

10.1	Separation and Release Agreement, dated as of August 6, 2018, between the Company and James Breidenstein					X

10.2	Third Amendment to Lease, dated as of August 3, 2018, by and between the Company and Capital Partners Industrial Fund I, LLLP					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHF Solutions, Inc.

Date: November 7, 2018	By:	/s/ John L. Erb
John L. Erb
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: November 7, 2018	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer
(principal financial officer)