Form 10-Q
period 2019-03-31
CHF Solutions, Inc.
filed 2019-05-09
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

(952) 345-4200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CHFS	Nasdaq Capital Market

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

Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 6, 2019 was 2,268,320

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$11,489	$5,480
Accounts receivable	622	786
Inventory	1,790	1,658
Other current assets	350	203
Total current assets	14,251	8,127
Property, plant and equipment, net	518	536
Operating lease right-of-use asset	574	—
Other assets	20	113
TOTAL ASSETS	$15,363	$8,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,202	$1,133
Accrued compensation	831	1,498
Current portion of operating lease liability	171	—
Other current liabilities	228	209
Total current liabilities	2,432	2,840
Operating lease liability	403	-
Total liabilities	2,835	2,840

Commitments and contingencies	—	—

Stockholders’ equity
Series A junior participating preferred stock as of March 31, 2019 and December 31, 2018, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of March 31, 2019 and December 31, 2018, par value $0.0001 per share; authorized 535 and 535 shares, respectively, issued and outstanding 535 and 535, respectively	—	—
Series G convertible preferred stock as of March 31, 2019 and December 31, 2018, par value $0.0001 per share; authorized 810,142 and 0 shares, respectively, issued and outstanding 810,142 and 0, respectively

Preferred stock as of March 31, 2019 and December 31, 2018, par value $0.0001 per share; authorized 39,159,323 and 39,969,465 shares, none outstanding	—	—
Common stock as of March 31, 2019 and December 31, 2018, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 2,069,020 and 513,445, respectively	—	—
Additional paid‑in capital	215,422	204,101
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,221	1,223
Accumulated deficit	(204,115)	(199,388)
Total stockholders’ equity	12,528	5,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,363	$8,776

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
Net sales	$1,215	$1,037
Costs and Expenses:
Cost of goods sold	612	901
Selling, general and administrative	4,018	4,011
Research and development	1,310	479
Total costs and expenses	5,940	5,391
Loss from operations	(4,725)	(4,354)
Loss before income taxes	(4,725)	(4,354)
Income tax expense	(2)	—
Net loss	$(4,727)	$(4,354)

Basic and diluted loss per share	$(11.47)	$(15.12)

Weighted average shares outstanding – basic and diluted	805	288

Other comprehensive income:
Foreign currency translation adjustments	$(2)	$1
Total comprehensive loss	$(4,729)	$(4,353)

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2017	271,357	$—	$197,367	$1,227	$(182,356)	$16,238
Net loss	—	—	—	—	(4,354)	(4,354)
Foreign currency translation adjustment	—	—	—	1	—	1
Stock-based compensation and stock awards, net	3	—	501	—	—	501
Conversion of preferred stock into common stock	32,365	—	—	—	—	—
Balance March 31, 2018	303,725	$—	$197,868	$1,228	$(186,710)	$12,386

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2018	513,445	$—	$204,101	$1,223	$(199,388)	$5,936
Net loss	—	—	—	—	(4,727)	(4,727)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation, net	3	—	362	—	—	362
Issuance of common and preferred stock, net	455,178	—	10,959	—	—	10,959
Conversion of preferred stock into common stock	1,100,394	—	—	—	—	—
Balance March 31, 2019	2,069,020	$—	$215,422	$1,221	$(204,115)	$12,528

See notes to the condensed consolidated financial statements

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2019	2018
Operating Activities:
Net loss	$(4,727)	$(4,354)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	59	54
Stock-based compensation expense, net	362	500
Changes in operating assets and liabilities:
Accounts receivable	164	(113)
Inventory	(132)	(937)
Other current assets	(147)	6
Other assets and liabilities	112	—
Accounts payable and accrued expenses	(598)	(192)
Net cash used in operating activities	(4,907)	(5,036)

Investing Activities:
Purchases of property and equipment	(41)	(57)
Net cash used in investing activities	(41)	(57)

Financing Activities:
Net proceeds from public stock offering, net	10,959	—
Net cash provided by financing activities	10,959	—

Effect of exchange rate changes on cash	(2)	2
Net increase (decrease) in cash and cash equivalents	6,009	(5,091)
Cash and cash equivalents - beginning of period	5,480	15,595
Cash and cash equivalents - end of period	$11,489	$10,504

Supplemental cash flow information
Cash paid for income taxes	$—	$—

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

Previously, the Company was focused on developing the C-Pulse® Heart Assist System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, the Company acquired the business associated with the Aquadex FlexFlow system (herein referred to as the “Aquadex Business”) from a subsidiary of Baxter International, Inc. (“Baxter”), and refocused its strategy to fully devote its resources to the Aquadex Business.

In December 2018, the Company’s stockholders approved a reverse split of its outstanding common stock at a ratio in the range of 1-for-2 to 1-for 14 and, in January 2019, the board of directors approved a 1-for-14 reverse split of the Company’s outstanding common stock that became effective after trading on January 2, 2019. In addition, during 2017, the Company’s stockholders and board of directors approved two reverse stock splits. The first reverse stock split was a 1-for-30 reverse split of the Company’s outstanding common stock that became effective after trading on January 12, 2017.   The second reverse stock split was a 1-for-20 reverse split of the Company’s outstanding common stock that became effective after trading on October 12, 2017.  These reverse stock splits did not change the par value of the Company’s common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation.  All share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in the audited annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive loss, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Going Concern: The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2018 and 2017 and through March 31, 2019, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2019, the Company had an accumulated deficit of $204.1 million and it expects to incur losses for the immediate future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

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

On April 24, 2017, November 27, 2017, July 3, 2018, and March 12, 2019, the Company closed on underwritten public equity offerings for aggregate net proceeds of approximately $39.8 million after deducting the underwriting discounts and commissions and other costs associated with the offerings (see Note 4 –Equity). The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should warrant exercises not materialize or future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, for disclosures.

Accounts Receivable:  Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and managements’ evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of March 31, 2019 or December 31, 2018.

Inventories:  Inventories represent finished goods purchased from the Company’s supplier and are recorded as the lower of cost or net realizable value using the first-in-first out method.  Overhead is allocated to manufactured finished goods inventory based on the normal capacity of the company’s production facilities.  Abnormal amounts of overhead, if any, are expensed as incurred.  Inventories consisted of the following:

( in thousands)	March 31, 2019	December 31, 2018
Finished Goods	$623	$517
Work in Process	91	34
Raw Materials	1,076	1,107
Total	$1,790	$1,658

Contingent consideration: In connection with the Company’s purchase of the Aquadex Business in August 2016, the Company has an obligation to pay additional consideration that is contingent upon the occurrence of certain future events (see Note 9 - Commitments and Contingencies).  Contingent consideration was recognized at the acquisition date at the estimated fair value of the contingent milestone payments.  The fair value of the contingent consideration is remeasured to its estimated fair value at the end of each reporting period, with changes recorded to earnings.  The fair value of the contingent consideration is recorded in current liabilities in the accompanying balance sheets to reflect its maturity during 2019.

Loss per share: Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the three months ended March 31, 2019, reflects a $4.5 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series G Convertible Preferred Stock on March 12, 2019 (see Note 4 - Equity), representing the intrinsic value of the shares at the time of issuance.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31
	2019	2018
Warrants to purchase common stock	5,330,721	608,787
Series G convertible preferred stock	810,142	-
Series F convertible preferred stock	102,185	59,432
Stock options	138,104	142,537
Restricted stock units	-	12
Total	6,381,152	810,768

The following table reconciles reported net loss with reported net loss per share for the three months ended March 31, 2019:

(in thousands, except per share amounts)	Three months
Net loss	$(4,727)
Deemed dividend to preferred shareholders (see Note 4)	(4,508)
Net loss after deemed dividend	(9,235)
Weighted average shares outstanding	805
Basic and diluted loss per share	$(11.47)

New Accounting Pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve financial reporting about leasing transactions. This guidance required organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued new guidance which included an option to not restate comparative periods in transition.  The Company’s adopted this new standard on January 1, 2019 with no retrospective adjustments to prior comparative periods. The adoption of this standard resulted in an increase of approximately $0.6 million in the Company’s other long-term assets and in short and long-term liabilities recorded on its March 31, 2019 consolidated balance sheet. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification. See Note 7 –Operating Leases for additional qualitative and quantitative disclosures
Note 2 – Revenue Recognition

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

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The majority of our contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers which are recognized over time. This revenue represents less than 1% of net sales for the three months ended March 31, 2019 and 2018. The unfulfilled performance obligations related to these extended service plans is included in deferred revenue, which is included in other current liabilities on the condensed consolidated balance sheet. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3 - Debt

On August 5, 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (the Bank).  Under this agreement, the Bank agreed to provide the Company with up to $5.0 million in debt financing, consisting of a term loan in an aggregate original principal amount not to exceed $4.0 million (the “Term Loan”) and a revolving line of credit in an aggregate principal amount not to exceed $1.0 million outstanding at any time (the “Revolving Line”).  Proceeds from the loans were to be used for general corporate and working capital purposes.  Advances under the Term Loan were available to the Company until November 30, 2016 and were subject to the Company’s compliance with liquidity covenants. The Term Loan expired unused on November 30, 2016 and the Term Loan is no longer available to be drawn. Advances under the Revolving Line are available to the Company until March 31, 2020 and accrue interest at a floating annual rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. Outstanding borrowings, if any, are collateralized by all of the Company’s assets, excluding intellectual property which is subject to a negative pledge. There were no borrowings outstanding under this facility as of March 31, 2019 or December 31, 2018.

Note 4 - Equity

Series F Convertible Preferred Stock: On November 27, 2017, the Company closed on an underwritten public offering of Series F convertible preferred stock and warrants to purchase shares of common stock for gross proceeds of $18.0 million. Net proceeds totaled approximately $16.2 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

The offering was comprised of Series F convertible preferred stock, convertible into shares of the Company’s common stock at an initial conversion price of $63.00 per share.  Each share of Series F preferred stock was accompanied by a Series 1 warrant, which was to expire on the first anniversary of its issuance, to purchase 16  shares of the Company’s common stock at an exercise price of $63.00 per share, and a Series 2 warrant, which expires on the seventh anniversary of its issuance, to purchase 16 shares of the Company’s common stock at an exercise price of $63.00 per share.  The Series F preferred stock and the warrants were immediately separable and were issued separately. The conversion price of the Series F preferred stock will be adjusted in the event of a stock split, combination, reclassification or stock dividend or if the Company consummates a fundamental transaction.  The Series F preferred stock also has full ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the conversion price of the Series F preferred stock (which protection will expire if, during any 20 of 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 300% of the then-effective conversion price of the Series F preferred stock and the daily dollar trading volume for each trading day during such period exceeds $200,000).  The exercise price of the warrants is fixed and does not contain any variable pricing features, nor any price based anti-dilutive features, apart from customary adjustments for stock splits, combinations, reclassifications, stock dividends or fundamental transactions.  A total of 18,000 shares of Series F Convertible Preferred Stock initially convertible into 286,714 shares of common stock and warrants to purchase approximately 573,310 shares of common stock were issued in the offering.

As noted below, effective July 3, 2018, the conversion price of the Series F convertible preferred stock was reduced from $63.00 to $29.68, the per share price to public in the July 2018 Offering described below. Effective March 12, 2019, the conversion price of the Series F convertible preferred stock was reduced again from $29.68 to $5.25, the per share price to the public of the Series G convertible preferred stock which closed in an underwritten public offering on March 12, 2019, and each share of the remaining Series F convertible preferred stock is convertible into 191 shares of the Company’s common stock. As of March 31, 2019, and December 31, 2018, 535 shares of the Series F convertible preferred stock remained outstanding, respectively.

July 2018 Offering: On July 3, 2018, the Company closed on an underwritten public offering of 181,941 shares of its common stock at a public offering price of $29.68 per share, for gross proceeds of $5.4 million, including the full exercise of the underwriters’ over-allotment option to purchase additional shares of the Company’s common stock (the “July 2018 Offering”). Net proceeds totaled approximately $4.6 million after deducting underwriting discounts and commissions and offering expenses.

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

Series G Convertible Preferred Stock and March 2019 Offering: On March 12, 2019, the Company closed on an underwritten public offering of common stock, Series G convertible preferred stock and warrants to purchase shares of common stock for gross proceeds of $12.4 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants (“March 2019 Offering”). Net proceeds totaled approximately $11.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering. The Series G convertible preferred stock included a beneficial conversion amount of $4.5 million, representing the intrinsic value of the shares at the time of issuance. This amount is reflected as an increase to the loss per share allocable to common stockholders in the three months ended March 31, 2019.

The March 2019 Offering was comprised of 455,178 shares of common stock priced at $5.25 per share and 1,910,536 shares of Series G convertible preferred stock, convertible into common stock at $5.25 per share. Each share of Series G convertible preferred stock and each share of common stock was accompanied by a Series 1 warrant and a Series 2 warrant.  The Series 1 warrants are exercisable into 2,365,714 shares of common stock and the Series 2 warrants are exercisable into 2,365,714 shares of common stock. Series 1 warrants expire on the fifth anniversary of the date of issuance and are exercisable at $5.25 to purchase one share of common stock. Series 2 warrants expire on the earlier of:  (i) the eighteen-month anniversary of the date of issuance and (ii) the 30th trading day following the public announcement of the receipt from the U.S. Food and Drug Administration of clearance or approval of a modification to the product label for the Aquadex FlexFlow system to include pediatric patients. Series 2 warrants are exercisable at $5.25 per share of common stock.  The conversion price of the Series G convertible preferred stock as well as the exercise price of the warrants are fixed and do not contain any variable pricing features, nor any price based anti-dilutive features apart from customary adjustments for splits and reverse splits of common stock.  The Series G convertible preferred stock included a beneficial ownership limitation of 4.99% but had no dividend preference (except to extent dividends are also paid on the common stock), liquidation preference or other preferences over common stock. The securities comprising the units were immediately separable and were issued separately.

As of March 31, 2019, 1,100,394 shares of the Series G convertible preferred stock had been converted into common stock and 810,142 remained outstanding.

As noted above, the Company’s outstanding Series F convertible preferred stock is subject to full-ratchet anti-dilution protection in the event the Company sells any common stock at a price lower than the then-conversion price of the Series F convertible preferred stock. As a result of the March 2019 offering, the conversion price of the Series F convertible preferred stock was reduced from $29.68, to $5.25, the per share price to public of the Series G convertible preferred stock.

Placement Agent Fees: In connection with the issuance of the Series F convertible preferred stock, the July 2018 offering, and the March 2019 Offering, the Company paid the placement agent an aggregate cash placement fee equal to 9%, 8% and 8%, respectively, of the aggregate gross proceeds raised in the offering and issued no warrants to the placement agent.

Note 5 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three-months ended March 31,
(in thousands)	2019	2018
Selling, general and administrative expense	$326	$450
Research and development expense	36	50
Total stock-based compensation expense	$362	$500

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

The fair value of the Company's contingent consideration, as described in Note 1, was initially measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value, and it is considered a Level 3 instrument. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The Company measures the liability on a recurring basis using Level 3 inputs including probabilities of payment and projected payment dates. Changes to any of the inputs may result in significantly higher or lower fair value measurements. There were no changes in the fair value of the contingent consideration subsequent to the initial measurement.

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or any other classified as Level 3 and there were no movements between these categories during the periods ended March 31, 2019 and December 31, 2018. The Company believes that the carrying amounts of all remaining financial instruments approximate their fair value due to their relatively short maturities.

Note 7 – Operating Leases

The Company leases office and manufacturing space under a non-cancelable operating lease that expires in March 2022. In August 2018, the Company entered into a third amendment to the lease, extending the term of the lease from March 31, 2019 to March 31, 2022. Beginning on April 1, 2019, the annual base rent is $9.00 per square foot, subject to annual increases of $0.25 per square foot.

The cost components of the Company’s operating lease were as follows for the three-month period ended March 31, 2019:

(in thousands)
Operating lease cost	$49
Variable lease cost	26
Total	$75

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased office and manufacturing space.

Maturities of our lease liability for our operating lease are as follows as of March 31, 2019:

(in thousands)
2019	$157
2020	213
2021	219
2022	55
Total lease payments	644
Less: Interest	(70)
Present value of lease liability	$574

As of March 31, 2019, the remaining lease term was 3 years and discount rate was 7.5%. For the three months ended March 31, 2019, the operating cash outflows from our operating lease for office and manufacturing space was $49,000.

Rent expense related to operating leases for office and manufacturing space and office equipment was approximately $52,000 for the three months ended March 31, 2018.  Future minimum lease payments, under non-cancelable operating leases as of December 31, 2018, were approximately $217,000, $220,000, $219,000, $55,000, and $0 for each of the years ended December 31, 2019, through 2023, respectively.

Note 8 – Income Taxes

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a full valuation allowance for U.S. and foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying condensed consolidated financial statements.

As of March 31, 2019, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2018.

Note 9—Commitments and Contingencies

Employee Retirement Plan: The Company has a 401(k)-profit sharing plan that provides retirement benefit to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service (“IRS”) limitations, with the Company matching a portion of the employee’s contributions at the discretion of the Company.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our subsequent filings with the Securities and Exchange Commission (SEC).

Unless otherwise specified or indicated by the context, CHF Solutions, Company, we, us and our, refer to CHF Solutions, Inc. and its subsidiaries.

OVERVIEW

About CHF Solutions

We are a medical device company focused on commercializing the Aquadex FlexFlow® system for aquapheresis therapy.  Aquadex FlexFlow System is indicated for temporary (up to eight hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and extended (longer than 8 hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and require hospitalization. In the United States, we hold 501(k) clearance from the FDA to market and sell the Aquadex FlexFlow system.  In the European Union, we are required to hold a CE Mark to import our product into the EU.  The CE Mark for the Aquadex FlexFlow system has expired; however, we expect to receive renewal by the latter half of 2019, which would allow us to import additional inventory into the EU.  We believe that we currently have sufficient inventory already available for sale in the EU market and the timing of the receipt of the CE Mark will not have a material impact on our revenue.

Previously, the Company was focused on developing the C-Pulse® Heart Assist System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, the Company acquired the business associated with the Aquadex FlexFlow system (herein referred to as the “Aquadex Business”) from a subsidiary of Baxter International, Inc. (“Baxter”) and refocused its strategy to fully devote its resources on the Aquadex Business.

On May 23, 2017, we announced that we were changing our name from Sunshine Heart, Inc. to CHF Solutions, Inc. to more appropriately reflect the direction of our business.

Recent Developments

Reverse Stock Splits
In December 2018, our stockholders approved a reverse split of our outstanding common stock at a ratio in the range of 1-for-2 to 1-for-14 and, in January 2019, our board of directors approved a 1-for-14 reverse split of our outstanding common stock that became effective after trading on January 2, 2019. In addition, during 2017, our stockholders and board of directors approved two reverse stock splits. The first reverse stock split was a 1-for-30 reverse split of our outstanding common stock that became effective after trading on January 12, 2017. The second reverse stock split was a 1-for-20 reverse split of our outstanding common stock that became effective after trading on October 12, 2017. These reverse stock splits did not change the par value of our common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation. All share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Public Offering
On March 12, 2019, we closed on an underwritten public offering of 455,178 shares of common stock, approximately 1.9 million shares of Series G Convertible Preferred Stock, and warrants to purchase approximately 4.7 million shares of common stock, which includes the full exercise of the underwriter’s over-allotment option, for gross proceeds of $12.4 million. Net proceeds totaled approximately $11.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

See Note 4 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to stock-based compensation, valuation of equity and debt securities, and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, valuations, or various assumptions that are believed to be reasonable under the circumstances. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue Recognition: We recognize revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018. Accordingly, we recognize revenue when our customers obtain control of its products or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, included in Part I, Item 1 of this Quarterly Report, for additional accounting policies and transition disclosures.

Accounts Receivable:  Our accounts receivable have terms that require payment in 30 days.  We did not establish an allowance for doubtful accounts as of March 31, 2019 as we have not experienced any write offs or a deterioration in the aging of our receivables to date and do not expect to experience in the future.

Inventories:  Inventories consist of finished goods, raw materials and subassemblies and are recorded as the lower of cost or net realizable value using the first-in-first out method.

Contingent consideration:  In connection with the purchase of the Aquadex Business, we have an obligation to pay additional consideration that is contingent upon the occurrence of certain future events (see Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).  Contingent consideration was recognized at the acquisition date at the estimated fair value of the contingent milestone payments.  The fair value of the contingent consideration is remeasured to its estimated fair value at the end of each reporting period, with changes recorded to earnings.

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

Loss per share: We compute basic loss per share based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the three months ended March 31, 2019, reflects a $4.5 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the March 2019 public offering, representing the intrinsic value of the preferred shares at the time of issuance. Diluted earnings per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares were excluded from the computation of loss per share as their effect was antidilutive due to our net loss in each of those periods.

Going Concern: Our financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2018 and 2017, and through March 31, 2019, we incurred losses from operations and net cash outflows from operating activities as disclosed in the condensed consolidated statements of operations and cash flows, respectively. As of March 31, 2019, we had an accumulated deficit of $204.1 million and we expect to incur losses for the immediate future. To date, we have been funded primarily by various debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about our ability to continue as a going concern through the next twelve months.

We became a revenue generating company only after acquiring the Aquadex Business in August 2016.  We expect to incur additional losses in the near-term as we grow the Aquadex Business, including investments in expanding our sales and marketing capabilities, purchasing inventory, manufacturing components, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, we must succeed in expanding the adoption and market acceptance of the Aquadex FlexFlow system. This will require us to succeed in training personnel at hospitals and in effectively and efficiently manufacturing, marketing and distributing the Aquadex FlexFlow system and related components. There can be no assurance that we will succeed in these activities, and we may never generate revenues sufficient to achieve profitability.

During 2017, 2018 and 2019, we closed on underwritten public equity offerings for net proceeds of approximately $39.8 million after deducting the underwriting discounts and commissions and other costs associated with the offering. We may be required to seek additional funding to grow our Aquadex Business, which may not be available on terms favorable to us, or at all. We may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should warrant exercises not materialize or future capital raising be unsuccessful, we may not be able to continue as a going concern. We have made no adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we not continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1 to the condensed consolidated financial statements included in this Quarterly Report.

FINANCIAL OVERVIEW

We are a medical device company focused on commercializing the Aquadex system for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities from Baxter to our facilities in Eden Prairie, Minnesota. As of March 31, 2019, we had an accumulated deficit of $204.1 million and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Net Sales
( in thousands)

Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Increase (Decrease)	% Change
$1,215	$1,037	$178	17.2%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex FlexFlow consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The change in net sales compared to the same period of 2018 is driven by the execution of our commercialization strategy which includes continued expansion of our commercial footprint by the hiring of new sales representatives, clinical specialists, and marketing personnel.

Costs and Expenses
Our costs and expenses were as follows:

( in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Increase (Decrease)	% Change
Cost of goods sold	$612	$901	$(289)	(32.1)%
Selling, general and administrative	$4,018	$4,011	$7	0.2%
Research and development	$1,310	$479	$831	173.5%

Cost of Goods Sold
In connection with the acquisition of the Aquadex product line, we entered into a manufacturing and supply agreement with Baxter. We provided notice to Baxter to cease the manufacturing of the Aquadex product line in 2017, and we began transitioning activities in house. As part of the manufacturing transition, we agreed to continue to purchase inventory from Baxter through February 1, 2018. We began manufacturing our products in house in the fourth quarter of 2017, and in August 2018, we announced that the transfer of all manufacturing activities was complete.

Cost of sales in 2018 reflects the agreed-upon price paid to Baxter for the manufacturing of the disposables and consoles, as well as startup costs associated with the transfer of manufacturing activities to our facilities in Eden Prairie, Minnesota. In the first quarter of 2019, we transitioned to selling our internally manufactured inventory, driving the improvement in our gross margins. In 2019, we expect our gross margins will continue to improve as volumes increase and we achieve larger efficiencies of scale.

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

In February 2017, we entered into an agreement with the holder of the majority of our outstanding warrants to incent their exercise of warrants for cash on or before March 31, 2017. In exchange for any such exercise, we agreed to provide the investors a replacement warrant to purchase the same number of shares of common stock as were issued upon exercise of each exercised warrants with an exercise price equal to the consolidated closing bid price of our common stock on the date of issuance. In connection with this agreement, the investors exercised all of the original warrants for gross cash proceeds to us of $2.0 million, and we issued 3,105 replacement warrants with exercise prices ranging from $484.40 per share to $1,397.20 per share.

On April 24, 2017, we closed on an underwritten public offering for net proceeds of approximately $8.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. In connection with this offering, we issued a total of 10,000 shares of common stock, 6,400 shares of Series E Convertible Preferred Stock (which were convertible into 22,857 shares of common stock) and warrants to purchase 32,165 shares of common stock.

On November 27, 2017, we closed on another underwritten public offering for net proceeds of approximately $16.2 million after deducting the underwriting discounts and commissions and other costs associated with the offering. In connection with this offering we issued 18,000 shares of Series F Convertible Preferred stock (which were convertible into 286,714 shares of common stock) and warrants to purchase 573,310 shares of common stock. See Note 4 – Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On March 12, 2019, we closed on an underwritten public offering for net proceeds totaling approximately $11.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. In connection with this offering, we issued a total of 455,178 shares of common stock, approximately 1.9 million shares of Series G convertible preferred stock and warrants to purchase approximately 4.7 million shares of common stock. See Note 4 – Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On August 5, 2016, we entered into a loan agreement with Silicon Valley Bank for proceeds of up to $5.0 million, including a $1.0 million revolving line of credit and a $4.0 million term loan. The term loan expired unused on November 30, 2016 and the term loan is no longer available to be drawn. Under the revolving line, we may borrow the lesser of $1 million or 80% of our eligible accounts (subject to customary exclusions), minus the outstanding principal balance of any advances under the revolving line.  Advances under the revolving line, if any, will accrue interest at a floating per annum rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. The loan agreement contains customary representations, as well as customary affirmative and negative covenants. Our obligations under the new loan agreement are secured by a security interest in our assets, excluding intellectual property and certain other exceptions. We are subject to a negative pledge covenant with respect to our intellectual property. Advances under the revolving line are subject to various conditions precedent, including our compliance with financial covenants relating to net liquidity relative to monthly cash burn. The revolving line of credit expires on March 31, 2020. We had no borrowings outstanding under the Silicon Valley Bank facility as of March 31, 2019 or December 31, 2018.

As of March 31, 2019, and December 31, 2018, cash and cash equivalents were $11.5 million and $5.5 million, respectively. Prior to our acquisition of the Aquadex Business in August 2016, we did not have a product approved for commercial sale and focused our resources on developing, manufacturing, and commercializing our C-Pulse System.  Our business strategy and ability to fund our operations in the future depends in part on our ability to grow our Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities and controlling costs. We believe that our cash on hand and proceeds from future warrant exercises will fund our operations until we reach profitability, although we may need to seek financing in the future.

Cash Flows from Operating Activities
Net cash used in operating activities was $4.9 million for each of the three months ended March 31, 2019 and 2018, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities was $41,000 and $57,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.  The majority of cash used in investing activities was for the purchase of manufacturing, laboratory and office equipment.

Cash Flows from Financing Activities
As described above, net cash provided by financing activities was $11.0 million for the three months ended March 31, 2019. There was no net cash provided by financing activities during the three months ended March 31, 2018.

Capital Resource Requirements

As of March 31, 2019, we did not have any material commitments for capital expenditures.

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

As of March 31, 2019, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

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

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock.  We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
CHF Solutions, Inc.
Form 10-Q for the Quarterly Period Ended March 31, 2019

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.6	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended, of CHF Solutions, Inc	8-K	001-35312	January 2, 2019	3.1

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	001-35312	March 13, 2019	3.1

3.8	Second Amended and Restated Bylaws	8-K	001-35312	May 23, 2017	3.2

4.1	Form of Series 1 and Series 2 Warrant to purchase shares of common stock	S-1/A	333-209102	February 25, 2019	4.10

4.2	Warrant Agency Agreement, dated as of March 12, 2019, between CHF Solutions, Inc. and American Stock Transfer & Trust Company, LLC,	8-K	001-35312	March 13, 2019	4.2

10.1	Underwriting Agreement, dated as of March 8, 2019, by and between CHF Solutions, Inc. and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 13, 2019	1.1

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
10.2	Consulting Agreement, dated as of January 28, 2019, between CHF Solutions, Inc. and Steve Brandt†	10-K	001-35312	February 21, 2019	10.44

10.3	Form of Employee Proprietary Information, Inventions Assignment and Non-Competition Agreement for the Company’s employees, including executive officers†					X

10.4	Offer Letter, by and between, CHF Solutions, Inc. and Claudia Drayton, dated December 9, 2014†					X

10.5	Offer Letter, by and between, CHF Solutions, Inc. and Nestor Jaramillo, dated May 7, 2019†					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHF Solutions, Inc.

Date: May 9, 2019	By:	/s/ John L. Erb
John L. Erb
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: May 9, 2019	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer
(principal financial officer)