Form 10-Q
period 2019-06-30
CHF Solutions, Inc.
filed 2019-08-08
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 5, 2019 was 2,584,972

PART I—FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS
CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$7,402	$5,480
Accounts receivable	932	786
Inventory	1,690	1,658
Other current assets	278	203
Total current assets	10,302	8,127
Property, plant and equipment, net	574	536
Operating lease right-of-use asset	531	—
Other assets	21	113
TOTAL ASSETS	$11,428	$8,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,178	$1,133
Accrued compensation	1,186	1,498
Current portion of operating lease liability	176	—
Other current liabilities	97	209
Total current liabilities	2,637	2,840
Operating lease liability	357	-
Total liabilities	2,994	2,840

Commitments and contingencies	—	—

Stockholders’ equity
Series A junior participating preferred stock as of June 30, 2019 and December 31, 2018, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of June 30, 2019 and December 31, 2018, par value $0.0001 per share; authorized 535 and 535 shares, respectively, issued and outstanding 535 and 535, respectively	—	—
Series G convertible preferred stock as of June 30, 2019 and December 31, 2018, par value $0.0001 per share; authorized 550,842 and 0 shares, respectively, issued and outstanding 550,842 and 0, respectively

Preferred stock as of June 30, 2019 and December 31, 2018, par value $0.0001 per share; authorized 39,418,623 and 39,969,465 shares, none outstanding	—	—
Common stock as of June 30, 2019 and December 31, 2018, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 2,328,320 and 513,445, respectively	—	—
Additional paid‑in capital	215,761	204,101
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,218	1,223
Accumulated deficit	(208,545)	(199,388)
Total stockholders’ equity	8,434	5,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,428	$8,776

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales	$1,677	$1,099	$2,892	$2,136
Costs and expenses:
Cost of goods sold	835	870	1,447	1,771
Selling, general and administrative	3,973	3,765	7,991	7,776
Research and development	1,297	643	2,607	1,122
Total costs and expenses	6,105	5,278	12,045	10,669
Loss from operations	(4,428)	(4,179)	(9,153)	(8,533)
Loss before income taxes	(4,428)	(4,179)	(9,153)	(8,533)
Income tax expense	(2)	(2)	(4)	(2)
Net loss	$(4,430)	$(4,181)	$(9,157)	$(8,535)

Basic and diluted loss per share	$(1.93)	$(13.03)	$(8.82)	$(28.03)

Weighted average shares outstanding – basic and diluted	2,295	321	1,550	304

Other comprehensive loss:
Foreign currency translation adjustments	$(3)	$(2)	$(5)	$(1)
Total comprehensive loss	$(4,433)	$(4,183)	$(9,162)	$(8,536)

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2017	271,357	$—	$197,367	$1,227	$(182,356)	$16,238
Net loss	—	—	—	—	(4,354)	(4,354)
Foreign currency translation adjustment	—	—	—	1	—	1
Stock-based compensation, net	3	—	501	—	—	501
Conversion of preferred stock into common stock	32,365	—	—	—	—	—
Balance March 31, 2018	303,725	$—	$197,868	$1,228	$(186,710)	$12,386
Net loss	—	—	—	—	(4,181)	(4,181)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation and stock awards, net	3	—	606	—	—	606
Conversion of preferred stock into common stock	18,127	—	—	—	—	—
Balance June 30, 2018	321,855	$—	$198,474	$1,226	$(190,891)	$8,809

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2018	513,445	$—	$204,101	$1,223	$(199,388)	$5,936
Net loss	—	—	—	—	(4,727)	(4,727)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation, net	3	—	362	—	—	362
Issuance of common and preferred stock, net	455,178	—	10,959	—	—	10,959
Conversion of preferred stock into common stock	1,100,394	—	—	—	—	—
Balance March 31, 2019	2,069,020	$—	$215,422	$1,221	$(204,115)	$12,528
Net loss	—	—	—	—	(4,430)	(4,430)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Stock-based compensation, net	—	—	339	—	—	339
Conversion of preferred stock into common stock	259,300	—	—	—	—	—
Balance June 30, 2019	2,328,320	$—	$215,761	$1,218	$(208,545)	$8,434

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2019	2018
Operating Activities:
Net loss	$(9,157)	$(8,535)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	120	115
Stock-based compensation expense, net	701	1,107
Changes in operating assets and liabilities:
Accounts receivable	(146)	(107)
Inventory	(32)	(727)
Other current assets	(75)	(48)
Other assets and liabilities	(18)	—
Accounts payable and accrued expenses	(267)	(283)
Net cash used in operating activities	(8,874)	(8,478)

Investing Activities:
Purchases of property and equipment	(158)	(121)
Net cash used in investing activities	(158)	(121)

Financing Activities:
Net proceeds from public stock offering, net	10,959	—
Net cash provided by financing activities	10,959	—

Effect of exchange rate changes on cash	(5)	(1)
Net increase (decrease) in cash and cash equivalents	1,922	(8,600)
Cash and cash equivalents - beginning of period	5,480	15,595
Cash and cash equivalents - end of period	$7,402	$6,995

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: CHF Solutions, Inc. (the “Company”) is a medical device company focused on developing, manufacturing and commercializing the Aquadex FlexFlow® system for aquapheresis therapy. The Aquadex FlexFlow system (“Aquadex FlexFlow”) is indicated for temporary (up to eight hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and extended (longer than 8 hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and require hospitalization. CHF Solutions, Inc. is a Delaware corporation headquartered in Minneapolis with wholly owned subsidiaries in Australia, Ireland and Delaware. The Company has been listed on Nasdaq since February 2012.

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

In December 2018, the Company’s stockholders approved a reverse split of its outstanding common stock at a ratio in the range of 1-for-2 to 1-for 14 and, in January 2019, the board of directors approved a 1-for-14 reverse split of the Company’s outstanding common stock that became effective after trading on January 2, 2019.  This reverse stock split did not change the par value of the Company’s common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation.  All share and per-share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in the audited annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive loss, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2018 and 2017 and through June 30, 2019, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2019, the Company had an accumulated deficit of $208.5 million and it expects to incur losses for the immediate future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

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

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, for additional disclosures.  For the three months and six months ended June 30, 2019, one customer represented 20% and 12% of net sales, respectively.  For the three months ended June 30, 2018, one customer represented 17% of net sales.  For the six months ended June 30, 2018, two customers each represented 11% of net sales.

Accounts Receivable:  Accounts receivable are unsecured, recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and managements’ evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of June 30, 2019 or December 31, 2018.  As of June 30, 2019, one customer represented 23% of the accounts receivable balance.  As of December 31, 2018, three customers represented 18%, 13% and 13% of the accounts receivable balance.

Inventories:  Inventories are recorded as the lower of cost or net realizable value using the first-in-first out method.  Overhead is allocated to manufactured finished goods inventory based on the normal capacity of the company’s production facilities.  Abnormal amounts of overhead, if any, are expensed as incurred.  Inventories consisted of the following:

( in thousands)	June 30, 2019	December 31, 2018
Finished Goods	$465	$517
Work in Process	96	34
Raw Materials	1,129	1,107
Total	$1,690	$1,658

Contingent consideration: In connection with the Company’s purchase of the Aquadex Business in August 2016, the Company had an obligation to pay additional consideration that was contingent upon the occurrence of certain future events (see Note 9 - Commitments and Contingencies).  Contingent consideration was recognized at the acquisition date at $126,000, the estimated fair value of the contingent milestone payments.  The fair value of the contingent consideration was remeasured to its estimated fair value at the end of each reporting period, with changes recorded to earnings.  As of June 30, 2019, the Company deemed the likelihood of payment of the additional consideration to be remote and estimated the fair value of the contingent consideration to be $0. Therefore, the Company reduced this liability to $0 as of June 30, 2019.

Loss per share: Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the six months ended June 30, 2019, reflects a $4.5 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series G Convertible Preferred Stock on March 12, 2019 (see Note 4 - Equity), representing the intrinsic value of the shares at the time of issuance.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30
	2019	2018
Warrants to purchase common stock	5,430,721	608,787
Series G convertible preferred stock	550,842	-
Series F convertible preferred stock	102,185	20,740
Stock options	241,635	152,142
Restricted stock units	-	9
Total	6,325,383	781,678

The following table reconciles reported net loss with reported net loss per share for the periods ended June 30, 2019:

(in thousands, except per share amounts)	Three months	Six months
Net loss	$(4,430)	$(9,157)
Deemed dividend to preferred shareholders (see Note 4)		(4,509)
Net loss after deemed dividend	(4,430)	(13,666)
Weighted average shares outstanding	2,295	1,550
Basic and diluted loss per share	$(1.93)	$(8.82)

New Accounting Pronouncements:  In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve financial reporting about leasing transactions. This guidance required organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued new guidance which included an option to not restate comparative periods in transition.  The Company’s adopted this new standard on January 1, 2019 with no retrospective adjustments to prior comparative periods. The adoption of this standard on January 1, 2019 resulted in an increase of approximately $0.6 million in the Company’s other long-term assets and in short and long-term liabilities recorded on its consolidated balance sheet. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification. See Note 7 –Operating Leases for additional qualitative and quantitative disclosures

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework (Topic 820).  The updated guidance improves and simplifies the disclosure requirements on fair value measurements for level 3 assets and liabilities valued at fair value.  The Company early-adopted the guidance effective for this reporting period and the effect on the consolidated financial statements was not material.

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

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The majority of our contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers which are recognized over time. This revenue represents less than 1% of net sales for the three and six months ended June 30, 2019 and 2018. The unfulfilled performance obligations related to these extended service plans is included in deferred revenue, which is included in other current liabilities on the condensed consolidated balance sheet. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3 - Debt

On August 5, 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (the Bank).  Under this agreement, the Bank agreed to provide the Company with up to $5.0 million in debt financing, consisting of a term loan in an aggregate original principal amount not to exceed $4.0 million (the “Term Loan”) and a revolving line of credit in an aggregate principal amount not to exceed $1.0 million outstanding at any time (the “Revolving Line”).  Proceeds from the loans were to be used for general corporate and working capital purposes.  Advances under the Term Loan were available to the Company until November 30, 2016 and were subject to the Company’s compliance with liquidity covenants. The Term Loan expired unused on November 30, 2016 and the Term Loan is no longer available to be drawn. Advances under the Revolving Line are available to the Company until March 31, 2020 and accrue interest at a floating annual rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. Outstanding borrowings, if any, are collateralized by all of the Company’s assets, excluding intellectual property which is subject to a negative pledge. There were no borrowings outstanding under this facility as of June 30, 2019 or December 31, 2018.

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

The offering was comprised of Series F convertible preferred stock, convertible into shares of the Company’s common stock at an initial conversion price of $63.00 per share.  Each share of Series F preferred stock was accompanied by a Series 1 warrant, which was to expire on the first anniversary of its issuance, to purchase 16 shares of the Company’s common stock at an exercise price of $63.00 per share, and a Series 2 warrant, which expires on the seventh anniversary of its issuance, to purchase 16 shares of the Company’s common stock at an exercise price of $63.00 per share.  The Series F preferred stock and the warrants were immediately separable and were issued separately. The conversion price of the Series F preferred stock will be adjusted in the event of a stock split, combination, reclassification or stock dividend or if the Company consummates a fundamental transaction.  The Series F preferred stock also has full ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the conversion price of the Series F preferred stock (which protection will expire if, during any 20 of 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 300% of the then-effective conversion price of the Series F preferred stock and the daily dollar trading volume for each trading day during such period exceeds $200,000).  The exercise price of the warrants is fixed and does not contain any variable pricing features, nor any price based anti-dilutive features, apart from customary adjustments for stock splits, combinations, reclassifications, stock dividends or fundamental transactions.  A total of 18,000 shares of Series F Convertible Preferred Stock initially convertible into 286,714 shares of common stock and warrants to purchase 573,310 shares of common stock were issued in the offering.

As noted below, effective July 3, 2018, the conversion price of the Series F convertible preferred stock was reduced from $63.00 to $29.68, the per share price in the July 2018 Offering described below. Effective March 12, 2019, the conversion price of the Series F convertible preferred stock was reduced again from $29.68 to $5.25, the per share price to the public of the Series G convertible preferred stock which closed in an underwritten public offering on March 12, 2019, and each share of the remaining Series F convertible preferred stock is convertible into 191 shares of the Company’s common stock. As of both June 30, 2019, and December 31, 2018, 535 shares of the Series F convertible preferred stock remained outstanding.

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

As noted above, the Company’s outstanding Series F preferred stock is subject to full-ratchet anti-dilution protection in the event the Company sells any common stock at a price lower than the then-conversion price of the Series F preferred stock. As a result of the July 2018 Offering, effective July 3, 2018, the conversion price of the Series F preferred stock was reduced from $63.00 to $29.68, the per share price in the July 2018 Offering.

Series G Convertible Preferred Stock and March 2019 Offering: On March 12, 2019, the Company closed on an underwritten public offering of common stock, Series G convertible preferred stock and warrants to purchase shares of common stock for gross proceeds of $12.4 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants (“March 2019 Offering”). Net proceeds totaled approximately $11.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering. The Series G convertible preferred stock included a beneficial conversion amount of $4.5 million, representing the intrinsic value of the shares at the time of issuance. This amount is reflected as an increase to the loss per share allocable to common stockholders in the six months ended June 30, 2019.

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

As of June 30, 2019, 1,359,694 shares of the Series G convertible preferred stock had been converted into common stock and 550,842 remained outstanding.

As noted above, the Company’s outstanding Series F convertible preferred stock is subject to full-ratchet anti-dilution protection in the event the Company sells any common stock at a price lower than the then-conversion price of the Series F convertible preferred stock. As a result of the March 2019 Offering, the conversion price of the Series F convertible preferred stock was reduced from $29.68, to $5.25, the per share price of the Series G convertible preferred stock.

Placement Agent Fees: In connection with the issuance of the Series F convertible preferred stock, the July 2018 Offering, and the March 2019 Offering, the Company paid the placement agent an aggregate cash placement fee equal to 9%, 8% and 8%, respectively, of the aggregate gross proceeds raised in the offering and issued no warrants to the placement agent.

Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services.  The warrant represents the right to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $3.18 per share, the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time.  The warrant expires on May 30, 2024. The warrant was valued at $1.93 per share using the Monte Carlo valuation methodology and will be expensed over the term of the consulting engagement which is twelve months.  The significant inputs used for the Monte Carlo valuation were the expected stock price volatility of 136.21% and management’s expectations regarding the timing of regulatory clearance for an expanded label in pediatrics.

Note 5 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Selling, general and administrative expense	$309	$555	$635	$1,006
Research and development expense	30	51	66	101
Total stock-based compensation expense	$339	$606	$701	$1,107

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

The fair value of the Company’s contingent consideration, as described in Note 1, was initially measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value, and it was considered a Level 3 instrument. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The Company measured the liability on a recurring basis using Level 3 inputs including probabilities of payment and projected payment dates. As of June 30, 2019, the Company deemed the likelihood of payment of the additional consideration to be remote and estimated the fair value of the contingent consideration to be $0. Therefore, the Company reduced this liability to $0 as of June 30, 2019.

The following is a rollforward of the fair value of Level 3 items:

(in thousands)
Balance December 31, 2018	$126
Change in fair value	(126)
Balance as of June 30, 2019	$-

The fair value of the market-based warrants described in Note 4 was calculated using a Monte Carlo valuation model and was classified as Level 3 in the fair value hierarchy.  These warrants are classified as permanent equity and as a result, were measured at the grant date and are not required to be remeasured to fair value at each reporting period end.

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or any other classified as Level 3 and there were no movements between these categories during the periods ended June 30, 2019 and December 31, 2018. The Company believes that the carrying amounts of all remaining financial instruments approximate their fair value due to their relatively short maturities.

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

The cost components of the Company’s operating lease were as follows for the three and six months ended June 30, 2019:

(in thousands)	Three Months	Six Months
Operating lease cost	$53	$102
Variable lease cost	33	59
Total	$86	$161

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased office and manufacturing space.

Maturities of our lease liability for our operating lease are as follows as of June 30, 2019:

(in thousands)
2019	$104
2020	213
2021	219
2022	55
Total lease payments	591
Less: Interest	(58)
Present value of lease liability	$533

As of June 30, 2019, the remaining lease term was 2.75 years and discount rate was 7.5%. For the six months ended June 30, 2019, the operating cash outflows from our operating lease for office and manufacturing space were $102,000.

Rent expense related to operating leases for office and manufacturing space and office equipment was approximately $54,000 and $106,000 for the three and six months ended June 30, 2018, respectively.  Future minimum lease payments, under non-cancelable operating leases as of December 31, 2018, were approximately $217,000, $220,000, $219,000, $55,000, and $0 for each of the years ended December 31, 2019, through 2023, respectively.

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

As of June 30, 2019, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

Contingent Consideration: As part of the acquisition of the Aquadex Business from Baxter in August 2016, the Company agreed that if it disposed of any of the Aquadex assets for a price that exceeded $4.0 million within three years of the closing, it would pay Baxter 40% of the amount of such excess.  This commitment expired on August 6, 2019.

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

 OVERVIEW

About CHF Solutions

We are a medical device company focused on developing, manufacturing and commercializing the Aquadex FlexFlow® system for aquapheresis therapy.  Aquadex FlexFlow system is indicated for temporary (up to eight hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and extended (longer than 8 hours) ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy and require hospitalization. In the United States, we hold 501(k) clearance from the FDA to market and sell the Aquadex FlexFlow system.  In the European Union (“EU”), we are required to hold a CE Mark to import our product into the EU.  The CE Mark for the Aquadex FlexFlow system had previously expired.  We received renewal for the Aquadex FlexFlow circuit in the second quarter of 2019 and expect to receive renewal for the Aquadex FlexFlow console by the latter half of 2019, which would allow us to import additional console inventory into the EU.  We believe that we currently have sufficient inventory of consoles already available for sale in the EU market and the timing of the receipt of the CE Mark for the console will not have a material impact on our revenue.

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

Recent Developments

Reverse Stock Split
In December 2018, our stockholders approved a reverse split of our outstanding common stock at a ratio in the range of 1-for-2 to 1-for-14 and, in January 2019, our board of directors approved a 1-for-14 reverse split of our outstanding common stock that became effective after trading on January 2, 2019. This reverse stock split did not change the par value of our common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation. All share and per-share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Revenue Recognition: We recognize revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018. Accordingly, we recognize revenue when our customers obtain control of its products or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, included in Part I, Item 1 of this Quarterly Report, for additional disclosures.

Accounts Receivable:  Our accounts receivable have terms that require payment in 30 days.  We did not establish an allowance for doubtful accounts as of June 30, 2019 as we have not experienced any write offs or a deterioration in the aging of our receivables to date and do not expect to experience in the future.

Inventories:  Inventories consist of finished goods, raw materials and subassemblies and are recorded as the lower of cost or net realizable value using the first-in-first out method.

Contingent consideration:  In connection with the purchase of the Aquadex Business, we had an obligation to pay additional consideration that was contingent upon the occurrence of certain future events (see Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).  Contingent consideration was recognized at the acquisition date at $126,000, the estimated fair value of the contingent milestone payments.  The fair value of the contingent consideration was remeasured to its estimated fair value at the end of each reporting period, with changes recorded to earnings.  During the second quarter of 2019, we deemed the likelihood of the payment of the additional consideration to be  remote and determined the fair value of the contingent consideration to be $0. Therefore we reduced the liability to $0 as of June 30, 2019.

Stock-Based Compensation: We recognize all share-based payments to employees and directors, including grants of stock options, warrants and common stock awards in the income statement as an operating expense based on their fair values as established at the grant date. Equity instruments issued to non-employees include common stock awards or warrants to purchase shares of our common stock. These common stock awards or warrants are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. We expense the fair market value of fully vested awards at the time of grant, and of unvested awards over the period in which the related services are received.  In accordance with Accounting Standards Update 2018-07, unvested awards are no longer remeasured to fair value until vesting and rather the fair value is established at the grant date consistent with the treatment of employee director awards.

We compute the estimated fair values of stock options and warrants using the Black-Scholes option pricing model and market-based warrants using a Monte Carlo valuation model. Market price at the date of grant is used to calculate the fair value of restricted stock units and common stock awards.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures except for market-based warrants which are expensed based on the grant date fair value regardless of whether the award vests. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Loss per share: We compute basic loss per share based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the six months ended June 30, 2019, reflects a $4.5 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the March 2019 public offering, representing the intrinsic value of the preferred shares at the time of issuance. Diluted earnings per share is computed based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include warrants, stock options and other stock-based awards granted under stock-based compensation plans. These potentially dilutive shares were excluded from the computation of loss per share as their effect was antidilutive due to our net loss in each of those periods.

Going Concern: Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2018 and 2017, and through June 30, 2019, we incurred losses from operations and net cash outflows from operating activities as disclosed in the condensed consolidated statements of operations and cash flows, respectively. As of June 30, 2019, we had an accumulated deficit of $208.5 million and we expect to incur losses for the immediate future. To date, we have been funded primarily by various debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about our ability to continue as a going concern through the next twelve months.

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

FINANCIAL OVERVIEW

We are a medical device company focused on developing, manufacturing and commercializing the Aquadex system for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities from Baxter to our facilities in Eden Prairie, Minnesota. As of June 30, 2019, we had an accumulated deficit of $208.5 million and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

Net Sales
(in thousands)

Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Increase (Decrease)	% Change
$1,677	$1,099	$578	52.6%

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

Costs and Expenses
Our costs and expenses were as follows:

( in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Increase (Decrease)	% Change
Cost of goods sold	$835	$870	$(35)	(4.0)%
Selling, general and administrative	$3,973	$3,765	$208	5.5%
Research and development	$1,297	$643	$654	101.7%

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

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

Net Sales
(dollars in thousands)

Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Increase (Decrease)	% Change
$2,892	$2,136	$756	35.4%

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

Costs and Expenses
Our costs and expenses were as follows:

(dollars in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Increase (Decrease)	% Change
Cost of goods sold	$1,447	$1,771	$(324)	(18.3)%
Selling, general and administrative	$7,991	$7,776	$215	2.8%
Research and development	$2,607	$1,122	$1,485	132.4%

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

On August 5, 2016, we entered into a loan agreement with Silicon Valley Bank for proceeds of up to $5.0 million, including a $1.0 million revolving line of credit and a $4.0 million term loan. The term loan expired unused on November 30, 2016 and the term loan is no longer available to be drawn. Under the revolving line, we may borrow the lesser of $1 million or 80% of our eligible accounts (subject to customary exclusions), minus the outstanding principal balance of any advances under the revolving line.  Advances under the revolving line, if any, will accrue interest at a floating per annum rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. The loan agreement contains customary representations, as well as customary affirmative and negative covenants. Our obligations under the new loan agreement are secured by a security interest in our assets, excluding intellectual property and certain other exceptions. We are subject to a negative pledge covenant with respect to our intellectual property. Advances under the revolving line are subject to various conditions precedent, including our compliance with financial covenants relating to net liquidity relative to monthly cash burn. The revolving line of credit expires on March 31, 2020. We had no borrowings outstanding under the Silicon Valley Bank facility as of June 30, 2019 or December 31, 2018.

As of June 30, 2019, and December 31, 2018, cash and cash equivalents were $7.4 million and $5.5 million, respectively. Prior to our acquisition of the Aquadex Business in August 2016, we did not have a product approved for commercial sale and focused our resources on developing, manufacturing, and commercializing our C-Pulse System.  Our business strategy and ability to fund our operations in the future depends in part on our ability to grow our Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities and controlling costs. We believe that our cash on hand and proceeds from future warrant exercises will fund our operations until we reach profitability, although we may need to seek financing in the future.

Cash Flows from Operating Activities
Net cash used in operating activities was $8.9 million and $8.5 million for the six months ended June 30, 2019 and 2018, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities was $158,000 and $121,000 for the six months ended June 30, 2019 and June 30, 2018, respectively.  The majority of cash used in investing activities was for the purchase of manufacturing, laboratory and office equipment.

Cash Flows from Financing Activities
As described above, net cash provided by financing activities was $11.0 million for the six months ended June 30, 2019. There was no net cash provided by financing activities during the six months ended June 30, 2018.

Capital Resource Requirements

As of June 30, 2019, we did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

On August 5, 2016, we entered into an asset purchase agreement for the Aquadex Business with Baxter, whereby we agreed that, if we dispose of any of the acquired assets for a price that exceeds $4.0 million within three years of the closing, we will pay Baxter 40% of the amount of such excess. This commitment expired on August 6, 2019. In addition, we also agreed that, if shares of our common stock cease to be publicly traded on the Nasdaq Capital Market, Baxter has the option to require us to repurchase, in cash, all or any part of the common shares held by Baxter at a price equal to their fair market value, as determined by a third-party appraiser.

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

Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our ability to execute on our strategic realignments, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, our ability to integrate acquired businesses, our expectations regarding anticipated synergies with and benefits from acquired businesses and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.  Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, this Quarterly Report and in other reports filed thereafter with the SEC, which risk factors we may update from time to time. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. CHF Solutions may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

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

As of June 30, 2019, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

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

On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services.  The warrant represents the right to acquire up to 100,000 shares of the Company’s common stock at an exercise price $3.18 per share, the closing stock price of the Company’s common shares on May 30, 2019.  The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time.  The warrant expires on May 30, 2024. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 23, 2019, the board of directors adopted the Sixth Amendment (the “Sixth Amendment”) to New-Hire Equity Incentive Plan (the “New-Hire Plan”), increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the New-Hire Plan from 38,836 (as adjusted to reflect the reverse stock split implemented by the Company on January 2, 2019) to 288,836 shares.  The Company believes that the increase in the shares reserved under the New-Hire Plan is necessary to allow it to attract qualified employees to continue the commercialization the Aquadex FlexFlow System.   The foregoing description of the terms of the Sixth Amendment is qualified in its entirety by reference to the actual terms of the Sixth Amendment, which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
CHF Solutions, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2019

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-35312	June 14, 2013	3.1

3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.7	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended, of CHF Solutions, Inc	8-K	001-35312	January 2, 2019	3.1

3.8	Form of Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	S-1/A	333-209102	February 25, 2019	3.9

3.9	Second Amended and Restated Bylaws	8-K	001-35312	May 23, 2017	3.2

4.1	Common Stock Purchase Warrant, dated May 30, 2019, between CHF Solutions, Inc. and Redington, Inc.					X

10.1	Offer Letter, by and between, CHF Solutions, Inc. and Nestor Jaramillo, dated May 7, 2019†	10-Q	001-35312	May 9, 2019	10.5

10.2	Sixth Amendment to New-Hire Equity Incentive Plan†					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

† Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHF Solutions, Inc.

Date: August 8, 2019	By:	/s/ John L. Erb
John L. Erb
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: August 8, 2019	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer
(principal financial officer)