Form 10-K
period 2019-12-31
CHF Solutions, Inc.
filed 2020-03-05
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019

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

(952) 345-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CHFS	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the June 28, 2019 closing sale price of $2.91 per share) was approximately $8.3 million.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of February 28, 2020 was 20,806,978 shares.

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

Overview

We are a medical device company dedicated to changing the lives of patients suffering from fluid overload through science, collaboration, and innovative technology. The company is focused on developing, manufacturing, and commercializing medical devices used in ultrafiltration therapy, including the Aquadex FlexFlow® and the Aquadex SmartFlow™ systems (collectively referred to herein as the “Aquadex System”). The Aquadex SmartFlow™ system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20kg or more whose fluid overload is unresponsive to medical management, including diuretics.

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

Treatments for Fluid Overload

Diuretics

Treatment for fluid overload has traditionally been achieved through use of loop diuretics which may be accompanied by use of other categories of medications, such as ACE inhibitors, beta-blockers, and inotropic drugs. Although diuretics are the mainstay of treatment for congestion or fluid overload, no randomized trials have shown the effects of diuretics on mortality in chronic heart failure patients. Furthermore, appropriate titration of diuretics, specifically in the heart failure population, is unclear. Increasing concern exists that diuretics, particularly at high doses, may be deleterious in the inpatient setting. In addition, patients with heart failure and cardiorenal syndrome have diminished response to loop diuretics, making these agents less effective at relieving congestion.4 Also, long term use of diuretics has been associated with kidney damage.5 Approximately 40% of heart failure patients have poor diuretic response.6 This poor response is possibly due to noncompliance or high intake of salt, poor drug absorption, insufficient kidney response to drug, and reduced

[1]	Stein, Aet. al. Critical Care, 2012:16:R99
[2]	Ronco C, Costanzo MR, Bellomo R, et al. (2010) Fluid Overload Diagnosis and Management. Basel, Switzerland: Karger.
[3]	Ellison DH. Diuretic therapy and resistance in congestive heart failure. Cardiology.2001;96:132-143.
[4]	Kamath SA. The role of ultrafiltration in patients with decompensated heart failure. Int J of Nephrol.2011.
[5]	TBD
[6]	Testani JM, Hanberg JS, Cheng S, et al. Rapid and highly accurate prediction of poor loop diuretic natriuretic response in patients with heart failure. Circ Heart Fail. 2016 Jan;9(1):e002370.

diuretic secretion.7 Despite treatment with loop diuretics, patients are frequently hospitalized and treated for recurrent symptoms and signs of fluid overload. Among more than 50,000 patients enrolled in the ADHERE (Acute Decompensated Heart Failure National Registry) study, only 33% lost ≥ 2.27 kg (5 lbs), and 16% gained weight during hospitalization.8

Nearly one-half of hospitalized patients with heart failure are discharged with residual fluid excess after receiving conventional diuretic therapies.9 Regardless of diuretic strategy, 42% of acutely decompensated heart failure subjects in the DOSE (Diuretic Optimization Strategies Evaluation) trial reached the composite endpoint of death, rehospitalization, or emergency department visit at 60 days.10 There is an association of chronic loop diuretic therapy and greater resource utilization at hospitals.11 Therefore, an alternative therapy to help stabilize or improve patient care is needed.

Ultrafiltration.

Ultrafiltration, or aquapheresis, is an alternative therapy to diuretics for fluid removal in patients. Ultrafiltration has been a well-documented technique in the treatment of fluid overload in heart failure patients for 25-30 years.12 Ultrafiltration is a safe and effective alternative therapy to remove extra fluid and salt by gently filtering blood through an ultrafiltration system. With ultrafiltration, medical practitioners can specify and control the amount of fluid to be extracted at a safe, predictable, and effective rate. The use of ultrafiltration therapy in subgroups of patients, such as heart failure and post-cardiac surgery, has demonstrated clinical benefits in treating fluid overload signs and symptoms. In addition to the clinical benefits of ultrafiltration, the therapy provides economic advantages. A recent hospital cost analysis demonstrated a total cost savings of $3,975, or 14.4%, per patient when using ultrafiltration as compared to diuretic therapy over 90 days.13

The Aquadex System

The Aquadex System is designed and clinically proven to simply, safely, and precisely remove excess fluid (primarily excess salt and water) from patients suffering from fluid overload who have failed diuretic therapy. With the Aquadex System, medical practitioners can specify and control the amount of fluid to be extracted at a safe, predictable, and effective rate. The Aquadex System has been shown to have no clinically significant impact on electrolyte balance, blood pressure or heart rate.14 Unlike other forms of ultrafiltration, which typically require administration specifically by a nephrologist, the Aquadex System may be prescribed by any physician and administered by a healthcare provider, both of whom have received training in extracorporeal therapies.

Benefits of the Aquadex System

The Aquadex System offers a safe approach to treating fluid overload and:

•	Provides complete control over rate and total volume of fluid removed by allowing a medical practitioner to specify the amount of fluid to be removed from each individual patient;
•	Can be performed via peripheral or central venous access;
•	Removes isotonic fluid (extracts sodium while sparing potassium and magnesium);[15]
[7]	Hoorn EJ and Ellison DH. Diuretic Resistance. Am J Kidney Dis. 2017;69(1):136-142.
[9]	Gheorghiade M, Filippatos G. Reassessing treatment of acute heart failure syndromes: the ADHERE registry.Eur Heart J Suppl. 2005; 7:B13-19.
[10]	Felker GM, Lee KL, Bull DA, et al. Diuretic strategies in patients with acute decompensated heart failure. N Engl J Med.2011; 364:797-805.
[11]	Costanzo MR, Guglin ME, Saltzberg MT, et al. Ultrafiltration versus intravenous diuretics for patients hospitalized for acute decompensated heart failure. J Am Coll Cardiol. 2007; 49(6):675-683.
[12]	Agostoni PG, Marenzi GC, Pepi M, et al. Isolated ultrafiltration in moderate congestive heart failure. J Am Coll Cardiol. 1993; 21(2):424-431.
[13]	Costanza MR, et. al. Ultrafiltration vs. Diuretics for the Treatment of Fluid Overload in Patients with Heart Failure: A Hospital Cost Analysis. Value Health. 2018; 21 (Suppl 1):S167.
[14]	SAFE Trial: Jaski BE, et al. J Card Fail. 2003 Jun; 9(3): 227-231; RAPID Trial: Bart BA, et al. J Am Coll Cardiol. 2005 Dec 6; 46(11): 2043-2046.
[15]	Ali SS, et al. Congest Heart Fail. 2009; 15(1):1-4.

•	Following ultrafiltration, neurohormonal activation is reset toward a more physiological condition and diuretic efficacy is restored;[16]
•	Provides highly automated operation with only one setting required to begin;
•	Utilizes a single-use, disposable auto-loading blood filter circuit that facilitates easy set-up;
•	The console guides medical practitioner through the setup and operational process; and
•	Decreased hospital readmissions and duration resulting in cost savings at 90 days.[17] [18]

Components of the Aquadex System

The Aquadex System consists of:

•	A console, a piece of capital equipment containing electromechanical pumps and an LCD screen;
•	A one-time disposable blood set, an integrated collection of tubing, filter, sensors, and connectors that contain and deliver the blood from and back to the patient; and
•	A disposable catheter, a small, dual-lumen extended length catheter designed to access the peripheral venous system of the patient and to simultaneously withdraw blood and return filtered blood to the patient.

The Aquadex blood circuit set is proprietary and the Aquadex System can only be used with the Aquadex blood circuit set. The dual lumen extended length catheter (dELC) is designed for use with the Aquadex System, although it is one of many potential catheter options available to the healthcare provider.

Our Market Opportunity

The Aquadex System is indicated for the treatment of patients suffering from fluid overload who have failed diuretics. We are currently focusing our commercial activities in two primary clinical areas where fluid overload is prevalent: cardiac surgery and other areas of critical care, and heart failure. With the recent FDA 510(k) clearance for use in pediatric patients weighing 20kg or more, we have launched commercial activities with pediatric patients.

Post-Cardiovascular Surgery and Critical Care

Cardiac surgeries are commonly performed throughout the world. According to the National Center for Health Sciences, over 7.3 million cardiovascular operations are performed each year in the United States, including an estimated 340,000 coronary-artery bypass grafting (CABG) procedures,19 180,000 valve procedures,20 and 3,000 ventricular assist device (VAD) implants.21 Cardiac surgery is associated with a degree of fluid overload due to cardio pulmonary bypass. Cardio pulmonary bypass often requires a physician to administer a high volume of pre- and post-operative fluids (e.g. cardio pulmonary bypass pumps prime fluid, fluid used for cardioplegia, other fluids administered to address hypotension or post-operative crystalloid). Fluid overload in post-cardiac surgery can readily occur because surgery can affect the pumping actions of the heart, leading to postoperative hemodynamic instability. The condition often remains symptomless for several days until clinical symptoms become apparent, when treatment is almost always too late and ineffective.22

The potential complications (e.g. renal failure, stroke, infection, arrhythmias, or prolonged intubation) are reported to be associated with high mortality, particularly when renal replacement therapy is required. Major complications after cardiac operations are associated with an increased risk for operative death, longer hospital

[16]	Marenzi G, et al. J Am Coll Cardiol. 2001 Oct; 38(4): 963-968.
[17]	Costanzo MR, et al. J Am Coll Cardiol. 2005 Dec 6; 46(11): 2047-2051.
[18]	Costanzo MR, et al. Ultrafiltration v. Diuretics for the Treatment of Fluid Overload in Patients with Heart Failure: A Hospital Cost Analysis. Poster presented at the ISPOR meeting, May 23, 2018, Baltimore, MD, USA.
[19]	https://idataresearch.com/new-study-shows-approximately-340000-cabg-procedures-per-year-in-the-united-states/.
[20]	https://idataresearch.com/over-182000-heart-valve-replacements-per-year-in-the-united-states/.
[21]	Grand View Research. Market Research Report. 2015; 978-1-68038-603-5.
[22]	Xu J, Shen B, Fang Y, et al. Postoperative fluid overload is a useful predictor of the short-term outcome of renal replacement therapy for acute kidney injury after cardiac surgery. Medicine. 2015;94(33):e1360.

length of stay, and higher rates of discharge to a location other than home.23 Readmissions are a common problem in cardiac surgery and remain high. Approximately 20% of patients who undergo cardiac operations require readmission, an outcome with significant health economic implications. Volume overload was among the top three most prevalent causes for first readmission within 30 days and beyond 30 days.24 It is estimated that 13.5% of post cardiac surgery patients are readmitted due to fluid overload within 30 days of discharge, which equates to an estimated 70,000 fluid overload-related readmissions for CABG, valve, and VAD procedures per year in the United States.25

Similar to cardiac surgery, patients may suffer from fluid overload in connection with other critical care procedures, such as organ transplants, extra corporeal membrane oxygenation (ECMO) therapy, dialysis, and treatment for sepsis and severe burns. The potential complications (e.g. renal failure, infection, or prolonged intubation) are reported to be associated with high mortality, particularly when renal replacement therapy is required. Many patients are fluid overloaded following a transplant procedure and require treatment to achieve fluid balance. Hospitals are currently using ultrafiltration in connection with organ transplant procedures.

Heart Failure

Heart failure is one of the leading causes of death in the United States and other developed countries. In fact, approximately 50% of patients who develop heart failure die within five years of diagnosis. Based on data from the National Health and Nutrition Examination Survey conducted by the Centers for Disease Control and Prevention/National Center for Health Statistics from 2011 to 2014, the American Heart Association estimates that 6.5 million people in the United States, age 20 and over, had heart failure.26 Based on the Atherosclerosis Risk in Communities Study from 2005 to 2013, conducted by the National Heart, Lung and Blood Institute, there are an estimated 960,000 new heart failure cases annually.27 Annual hospitalizations for heart failure exceed one million in both the United States and Europe, and more than 90% are due to symptoms and signs of fluid overload.28 In addition, approximately 68% of patients are discharged with sub-optimal results.29 As such, there are over 600,000 heart failure patients in the United States who might benefit from new technologies to treat fluid overload.

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

According to a nationwide study of over 140,000 patients suffering from acute decompensated heart failure, over 38% of patients discharged were still symptomatic and about half of the patients were discharged with less than five pounds lost.30 This clinical evidence from the ADHERE Registry clearly shows patients are discharged too early, while still showing evidence of fluid overload.

By not truly addressing the fluid overload problem, patients are being readmitted to the hospital too frequently, with 30-day readmissions of 22% and 6-month readmissions of 44%, while 78% of patients are admitted directly to the Emergency Department as the first point of care.31 32

[23]	Crawford TC, Magruder JT, Grimm JC, et al. Complications after cardiac surgery: All are not created equal. Ann Thorac Surg. 2017;103:32-40.
[24]	Iribane A, Chang H, Alexander Jh, et al. Readmissions after cardiac surgery: Experience of the national institutes of health/Canadian institutes of health research cardiothoracic surgical trials network. Ann Thorac Surg. 2014;98:1274-80.
[25]	Iribarne A, et al. Ann Thorac Surg. 2014 Oct; 98(4): 1274-80.
[26]	Benjamin EJ, et al. on behalf of the American Heart Association Statistics Committee and Stroke Statistics Subcommittee. Heart disease and stroke statistics-2017 update: a report from the American Heart Association. Circulation. 2017;135:00-00. (e378).
[27]	Benjamin EJ, et al. on behalf of the American Heart Association Statistics Committee and Stroke Statistics Subcommittee. Heart disease and stroke statistics-2017 update: a report from the American Heart Association. Circulation. 2017;135:00-00. (e378).
[28]	Costanzo MR, et al. J Am Coll Cardiol. 2017; 69(19): 2428-45.
[29]	Testani JM, et al. Circ Heart Failure. 2016;9(1).
[30]	ADHERE Scientific Advisory Committee. ADHERE Final Cumulative National Benchmark Report. Mountain View, CA: Scios Inc.; 2006.
[31]	Costanzo MR, et al. J Am Coll Cardiol. 2017; 69(19): 2428-2445.
[32]	Krumholtz HM et. al. Arch Intern Med. 1997 Jan 13;157(1): 99-104-Ross JS, et al. Circ Heart Fail. 2010 Jan; 3(1): 97-103.

Heart failure often requires inpatient treatment and it carries a huge economic burden in the United States, costing the nation an estimated $60.2 billion each year with hospital costs accounting for 62% of the economic burden.33 As the population ages, healthcare expenditures are expected to increase substantially.34 Therefore, therapies aimed at treating congestion and fluid overload is essential from a patient care and health economic perspective.

To remove the excess fluid, patients suffering from heart failure may receive ultrafiltration therapy in two settings: (i) inpatient care: provided to a patient admitted to a hospital, extended care facility, nursing home or other longer-term care facility; and (ii) outpatient care: provided to a patient who is not admitted to a facility, but receives treatment at a doctor’s office, clinic, or hospital outpatient department.

Hospitals in the United States also face potential penalties for heart failure readmissions. As part of the Affordable Care Act of 2012, Medicare instituted the Hospital Readmissions Reduction Program (HRRP), which penalizes hospitals with high 30-day readmission rates for heart failure and other common diseases and procedures. This penalty can be as high as 3% of reimbursement for all Medicare admissions. Technologies that help reduce readmissions, such as the Aquadex System, can help hospitals mitigate these penalties.

Pediatrics

Many of the conditions and procedures faced by adult patients also occur in pediatric patients, such as cardiac surgery, organ transplants, heart failure and extracorporeal membrane oxygenation (ECMO) therapy. Similar to adult patients, these conditions and procedures may lead to fluid overload. While incidence data is not readily available, it is estimated that there are approximately 10,000 to14,000 pediatric patients with heart failure35 and approximately 18,000 receiving cardiac surgery, ECMO therapy, and solid organ transplantation.36, 37, 38 In addition to these conditions, babies born prematurely may not have functioning kidneys and need kidney replacement therapy for survival. It is estimated that approximately 11,000 newborn babies require neonatal kidney replacement therapy each year in the U.S.39

Our Strategy

Our vision is to change the lives of patients suffering from fluid overload through science, collaboration, innovation. We provide healthcare professionals with a reliable and sophisticated, yet easy to use, mechanical pump and filter system to remove excess fluid in fluid overloaded patients. We believe that our technology will provide a competitive advantage in the fluid management market by providing improved clinical benefits and reducing the cost of care relative to other treatment alternatives.

Our strategic focus is to demonstrate a strong business model by driving revenue growth. Growing revenue is the key metric employees, shareholders and potential investors will use to judge our performance. Our field-based employees include both sales representatives and clinical specialists in 13 sales territories in the U.S. We also have distribution agreements in several countries in Europe, South America and Asia. We intend to focus on the acute needs of fluid overloaded patients in cardiac surgery and other areas of critical care, while continuing to support heart failure patients in the inpatient setting, and eventually the outpatient setting. With the recent FDA 510(k) clearance for use in pediatric patients weighing 20kg or more, we have expanded our commercialization efforts to treatments for pediatric patients.

Post Cardiac Surgery and Critical Care: At the end of the third quarter of 2018, we launched a marketing campaign focused on the benefits of the Aquadex System in treating patients suffering from fluid overload following cardiac surgery procedures, such as CABG, valve repairs and replacements procedures, VAD implants and other cardiac surgical procedures. In September 2019, we realigned our sales force to further focus on the acute needs of fluid overloaded patients in cardiac surgery and other areas of critical care, such as organ

[33]	Voigt J, John S, Taylor A, Krucoff M, Reynolds M, Gibson CM. A Reevaluation of the costs of heart failure and its implications for allocation of health resources in the United States. Clin Cardiol. 2014;37(5): 312-321.
[34]	Heidenreich PA, Albert NM, Allen LA, et al. Forecasting the impact of heart failure in the United States: a policy statement from the American Heart Association. Circ Heart Fail. 2013;6(3):606-619.
[35]	Jayaprasad. Heart Views. 2016 Jul-Sep; 17(3): 92-99.
[36]	https://www.cdc.gov/ncbddd/heartdefects/data.html.
[37]	Karamlou T, et al. J Thorac Cardiovasc Surg. 2013 Feb;145(2):470-5. doi: 10.1016/j.jtcvs.2012.11.037. Epub 2012 Dec 14.
[38]	https://www.organdonor.gov/about/donors/child-infant.html.
[39]	https://www.ncbi.nlm.nih.gov/pubmed/23833312

transplantation. We believe that we will continue to grow revenue in this faster growing segment of our business by leveraging the synergies between heart failure cardiologists and cardiovascular surgeons, traditional technology adoption rates of cardiac surgeons, and product purchase cycle of the cardiac surgical and other critical care centers at large hospitals.

Pediatrics: The Aquadex System is being prescribed by physicians to treat various conditions in pediatric patients, including heart failure, cardiac surgery40, extracorporeal membrane oxygenation (ECMO) therapy41, solid organ transplantation42, and kidney replacement therapy for neonatal patients. In February 2020, the Company received 510(k) clearance of the Aquadex System to include pediatric patients who weigh 20kg or more. With this clearance, we have expanded our commercialization efforts to include promotion to physicians and hospitals who treat this pediatric population and we expect to evaluate additional improvements to the Aquadex System to further address the needs of the pediatric population.

Heart Failure In-Patients: Heart failure patients suffering from fluid overload may be treated in an inpatient setting, such as a hospital, extended care facility or nursing home. Historically, our commercial efforts have been primarily focused on use of the Aquadex System in the inpatient setting in large hospital accounts. We intend to continue to support our sales efforts on inpatient facilities, leveraging the clinical benefits and economic advantages of using the Aquadex System over diuretic therapy.

Heart Failure Out-Patients: Further, we intend to expand the use of the Aquadex System with heart failure patients in the outpatient setting, such as a clinic or hospital outpatient department (e.g. observation unit). While currently not reimbursed by Medicare and private payors, outpatient clinics are still using the Aquadex System to treat patients suffering from fluid overload because it can be a financial benefit to use the Aquadex System without reimbursement rather than to incur Medicare penalties for readmission into the inpatient setting. We are supporting the development of new evidence regarding the economic impact of ultrafiltration in the outpatient setting, including a clinical study on outpatient use that was initiated by the Department of Veterans Affairs Medical Center in Tampa, Florida in the fourth quarter of 2019.We plan to use such new evidence to seek reimbursement and gain broader adoption of the Aquadex System in the outpatient market.

Outside of the United States, we plan to continue to establish partnerships for the distribution of the Aquadex System. We currently have distribution relationships in Austria, Brazil, Brunei, Germany, Greece, Hong Kong, India, Italy, Singapore, Spain, Switzerland, Thailand and the United Kingdom.

Besides driving near term revenue growth through sales of the Aquadex System, we intend to develop product enhancements to improve performance and customer satisfaction. We have projects designed to improve venous access for the Aquadex catheter and enhance the functionality of the hematocrit sensor that is part of the Aquadex console. We also are collaborating with partners to evaluate diagnostic tools for physicians to use during an aquapheresis therapy to more precisely determine the amount of excess fluid to be removed, the rate of ultrafiltration, and when to stop therapy as dry weight is approached. As we expand our commercialization efforts in the pediatric market, we expect to evaluate additional improvements to the Aquadex System to further address the needs of the pediatric population.

Sales and Marketing

As of February 28, 2020, we had 32 full-time employees in sales and marketing. We have 13 sales territories in the U.S. Our U.S. sales force includes account managers, as well as field clinical specialists who provide training, technical and other support services to our customers. Following the acquisition of the business associated with the Aquadex System (the “Aquadex Business”) from Baxter in August 2016, our direct sales force was focused initially on re-engaging hospital accounts that ordered Aquadex blood sets in prior years, re-educating customers on the therapy, and assessing each hospital’s use of the Aquadex System to gain additional opportunity for increased utilization, primarily in heart failure. In 2018, we expanded our commercialization efforts to include post-cardiac surgery. In September 2019, we realigned our sales force to

[40]	Hazle M, et al. Pediatr Crit Care Med. 2013 January; 14(1): 44-49. doi:10.1097/PCC.0b013e3182712799.
[41]	Selewski DT, et al. Crit Care Med. 2012 September; 40(9): 2694-2699. doi:10.1097/CCM.0b013e318258ff01.
[42]	Florescu DF, et al. Pediatr Infect Dis J. 2015 Jan; 34(1):47-51. doi: 10.1097/INF.0000000000000487.

further focus on the acute needs of fluid overloaded patients in cardiac surgery and other areas of critical care, such as organ transplantation, while still supporting heart failure. We expanded our commercialization efforts to include pediatrics, following receipt of 510(k) clearance of the Aquadex System to include pediatric patients who weigh 20kg or more in February 2020.

In the United States, our target customers for the Aquadex System include health care systems and academic hospitals specializing in advanced treatment of chronic heart failure and/or cardiac surgery, other hospitals with heart failure related admissions and/or who perform cardiac surgery operations and clinical practices with heart failure or cardiac surgery programs. Our largest customer represented 10.0% of our 2019 annual revenue. The loss of this customer would have a material adverse effect on our revenue.

Outside of the United States, our Aquadex System is sold by independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. We currently have distribution relationships in Austria, Brazil, Brunei, Germany, Greece, Hong Kong, India, Italy, Singapore, Spain, Switzerland, Thailand and the United Kingdom. We intend to continue to establish distribution partners in additional countries outside of the United States.

Clinical Experience

Several large-scale, multi-center, randomized, controlled trials have evaluated the use of ultrafiltration using the Aquadex System patients in patients with acute decompensated heart failure compared to standard-of-care treatment with intravenous diuretics. These trials followed early-stage studies which primarily focused on safety of ultrafiltration treatment with the Aquadex System.

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

The CARRESS trial studied 188 randomized acute decompensated heart failure patients over the course of 96 hours and found no difference in weight loss and an increase in creatinine level relative to the control group treated with intravenous diuretics. The creatinine increase was interpreted as a sign of potential worsening renal function in the ultrafiltration group. Results of CARRESS have been criticized on several limitations, particularly that trial results were impacted by centers unfamiliar with the use of ultrafiltration therapy, different ultrafiltration rates should have utilized per patient characteristics, and that the diuretic regimen employed was not representative of standard-of-care. In addition, recent analyses of the CARRESS study cohort were published since the original study results. One-protocol analysis showed that ultrafiltration had higher net fluid loss and weight reduction compared to intravenous diuretics, and there was no significant differences in long-term outcomes.43 An additional sub-study analysis on urinary biomarkers showed that although further worsening creatinine levels was reported, decongestion and renal function recovery at 60 days were superior in patients with increased tubular injury markers.44 The data suggests that the benefits of decongestion may outweigh modest or transient increases in serum creatinine during ultrafiltration. Thus, a change in creatinine should not dissuade the use of ultrafiltration.

Disparate results between UNLOAD and CARRESS led to initiation of the AVOID-HF trial. AVOID-HF was designed to prospectively address the question of patient outcomes when treated with ultrafiltration versus intravenous diuretics for acute decompensated heart failure. Trial design assumptions indicated that 810 patients would need to be randomized to achieve adequate statistical power. However, the study was terminated at 224 patients for business reasons by Baxter. Despite being underpowered, the results of AVOID-HF indicated distinct trends toward reduced composite heart-failure events in the ultrafiltration group over 90 days. In addition, pre-specified secondary endpoints demonstrated significant reductions in heart failure and cardiovascular events re-hospitalization at 30 days. No significant differences were observed in creatinine level between the groups during treatment and up to 90 days following treatment. In totality, AVOID-HF recapitulated the results of both UNLOAD and CARRESS while providing evidence that had AVOID-HF been followed to completion it would likely have met its primary endpoint of improved outcome in acute decompensated heart failure patients.

[43]	Grodin JL, et al. Eur J of Heart Fail. 2018 Jul;20(7):1148-1156.
[44]	Rao VS, et al. Circ Heart Fail. 2019 Jun;12 (6):e005552.

We anticipate conducting additional clinical studies to provide further evidence of the safety and effectiveness of the Aquadex System and to support obtaining a specific reimbursement code for ultrafiltration therapy.

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

Research and Development

Research and development costs include activities related to research, development, design, and testing improvements to the Aquadex system and potential related products. The Aquadex system software may require periodic modifications for feature additions and performance improvements. We will make such design changes as needed based on pro-active and reactive mechanisms. Research and development costs also include expenses related to clinical research.

In 2020, we expect to initiate product development projects designed to improve peripheral venous access for the Aquadex FlexFlow catheter and minimize filter clotting during the use of Aquadex System. As we expand our commercialization efforts in the pediatric market, we expect to evaluate additional improvements to the Aquadex System to further address the needs of the pediatric population. We are also evaluating diagnostic tools for physicians to use during an aquapheresis therapy to more precisely determine the amount of excess fluid to be removed, the rate of ultrafiltration, and when to stop therapy as dry weight is approached. In the fourth quarter of 2019, we initiated a clinical evaluation of Daxor Corporation’s BVA-100 and the Aquadex FlexFlow system, and if successful, we may initiate a co-marketing arrangement with Daxor in 2020. In the future, we also may sponsor or conduct additional clinical research related to the Aquadex System to enhance understanding of the product and its use.

Manufacturers and Suppliers

We manufacture the Aquadex System at our 23,000 square foot facility in Eden Prairie, Minnesota. Following the acquisition of the Aquadex Business in 2016, Baxter manufactured and supplied the Aquadex blood circuit sets and Aquadex catheters. We transferred manufacturing equipment for the Aquadex Business to our manufacturing facility in July 2017. We began manufacturing Aquadex FlexFlow consoles and blood circuits in-house in the fourth quarter of 2017 and Aquadex FlexFlow catheters in-house in the third quarter of 2018. We have manufactured the Aquadex SmartFlow console since its development in 2019. We purchase parts and components for the Aquadex System from third-party manufactures and suppliers. We believe that our current manufacturing facility is suitable and adequate to meet anticipated manufacturing demands, and that, if necessary, suitable additional or substitute space will be available to accommodate expansion of our operations.

Intellectual Property

We have established an intellectual property portfolio through which we seek to protect our system and technology. In connection with our acquisition of the Aquadex Business, we entered into a patent license agreement with Baxter pursuant to which we obtained, for no additional consideration, a world-wide license to 49 exclusively licensed and 9 non-exclusively licensed patents used in connection with the Aquadex System to make, have made, use, sell, offer for sale and import, the Aquadex System in the “field of use.” The license is exclusive, with respect to some patents, and non-exclusive, with respect to other patents. Under the patent license agreement, Baxter has agreed to use commercially reasonable efforts to continue maintenance of seven “required maintenance patents,” and we have agreed to reimburse Baxter for all fees, costs, and expenses (internal or external) incurred by Baxter in connection with such continued maintenance. The rights granted to us under the patent license agreement will automatically revert to Baxter in the event we cease operation of the Aquadex Business or we file for, have filed against us, or otherwise undertake any bankruptcy, reorganization, insolvency, moratorium, or other similar proceeding. We estimate that the patents licensed from Baxter will expire between approximately 2020 and 2025.

We have five pending patent applications. The first application is based on our design for a wearable device designed to assist in maintaining peripheral venous blood flow access in the arm during aquapheresis treatment. The second application includes multiple potential new features and improvements to the diagnostic and ultrafiltration capabilities of the Aquadex System, which, to the extent incorporated into the product, would be designed to help patient fluid balance and to improve usability for healthcare providers. The third application involves a vacuum pump-controlled garment to increase vein diameter and venous flow for peripheral ultrafiltration. The fourth application involves plasma and blood volume measurement during ultrafiltration therapy. The fifth application involves updates to the Aquadex System for use with pediatric patients.

In addition, as of February 28, 2020, we owned 36 issued patents and two pending patent applications in the United States and in foreign jurisdictions related to our C-Pulse System and had one pending application for neuromodulation. We estimate that most of our currently issued U.S. patents will expire between approximately 2021 and 2027. Given the strategic refocus away from C-Pulse and towards the Aquadex System, we have chosen to limit the maintenance of issued C-Pulse related patents to those innovations that are of the highest value. Further, we have elected to emphasize a few of the most critical jurisdictions rather than maintain the earlier approach that involved multiple countries. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any financial return. Even if issued, existing or future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to obtain commercial benefits from them.

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

At this time, we are not a party to any material legal proceedings that relate to patents or proprietary rights.

Competition

Competition from medical device companies and medical device divisions of health care companies, pharmaceutical companies and gene- and cell-based therapies is intense and expected to increase. The vast majority of patients with fluid overload receive pharmacological treatment (diuretics) as a standard of care. There are no direct competitors for the Aquadex System in the U.S., other than diuretics. Other systems, such as Baxter’s Prismaflex, a filter-based device that is approved for continuous renal replacement therapy for patients weighing 20kg or more with acute renal failure and/or fluid overload, represent indirect competitors, as they can also be used to conduct ultrafiltration.

Our ability to compete effectively depends upon our ability to demonstrate the advantages of ultrafiltration as compared to diuretics, a pharmacological treatment that is currently the standard of care. In addition, we need to distinguish Aquadex System from the indirect competition of other devices that can also be used to conduct ultrafiltration.

Third-Party Reimbursement

In the United States, our products are purchased primarily by customers, such as hospitals or other health care providers. Customers bill various third-party payers for covered services provided to patients. These payers, which include federal health care programs (e.g., Medicare and Medicaid), state health care programs, private health insurance companies, and managed care organizations, then reimburse our customers based on established payment formulas that take into account part or all of the cost associated with these devices and the related procedures performed.

While the agency responsible for administering the Medicare program, the Centers for Medicare and Medicaid Services has not issued a favorable national coverage determination under its Investigational Device Exception Studies Program for ultrafiltration using the Aquadex System, a number of private insurers have approved reimbursement for use of the products included in the Aquadex System for specific indications and points of service. In addition, patients and providers may seek insurance coverage on a case-by-case basis. We are exploring the ability to increase the range of coverage for uses of the Aquadex System, such as use in the outpatient setting and other indicated uses under its approved labeling.

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

The Aquadex FlexFlow system was granted FDA 510(k) clearance for commercial use on June 3, 2002. Additional 510(k) clearances have been received for the Aquadex FlexFlow system in subsequent years. In February 2020, we received 510(k) clearance of the Aquadex SmartFlow system to include pediatric patients who weigh 20kg or more.

Clinical Trials. To obtain FDA approval to market certain devices, clinical trials may be required to support a PMA application. We previously were conducting clinical trials for the C-Pulse System that were halted. Clinical trials generally require submission of an application for an Investigational Device Exemption (IDE) to the FDA prior to commencing the trial. FDA approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. In the fourth quarter of 2019, we initiated a clinical evaluation of Daxor Corporation’s BVA-100 and the Aquadex System, and if successful, we may initiate a co-marketing arrangement with Daxor in 2020. In the future, we also may sponsor or conduct additional clinical research related to the Aquadex System to enhance understanding of the product and its use.

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

The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of any clinical trials may be delayed or halted or be inadequate to support approval of a PMA application or clearance of a premarket notification for numerous reasons.

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

We and our contract manufacturers are also required to manufacture our products in compliance with Current Good Manufacturing Practice requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing and record keeping. The FDA enforces the QSR through periodic announced and unannounced inspections that may include the manufacturing facilities of subcontractors. If the FDA believes that we or any of our contract manufacturers or regulated suppliers is not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our products, refuse to clear or approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business.

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

Recently, the European Union replaced the Medical Devices Directive (93/42/EEC) (MDD) with the new European Medical Devices Regulation, or MDR. The MDR will apply after a transitional period of three years ending on May 26, 2020. Manufacturers have the duration of the transition period to update their technical documentation and processes to meet the new requirements in order to obtain a CE Mark or to issue an EC Declaration of Conformity. After May 26, 2020, medical devices can still be placed on the market under the provision of the MDD or the Active Implantable Medical Devices Directive (“AIMDD”) 90/385/EEC (hereafter referred to together as “MDD/AIMDD”) until May 27, 2024; provided the CE Mark was issued prior to this date, the manufacturer continues to comply with either one of the directives, and that no significant changes are made in the design and intended purpose of the applicable medical device. By May 27, 2024, all medical devices entering the EU will need to have a new CE Mark under the MDR, even if they have been on the market previously under the MDD/AIMDD.

We received renewal of our CE Mark for the Aquadex FlexFlow circuit in the second quarter of 2019 and CE Mark for the Aquadex SmartFlow console in January of 2020, which allows us to import blood circuit and console inventory into the EU and satisfy future distributor demand.

Employees

As of February 28, 2020, we had 66 full-time employees and no part-time employees. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

Prior to our acquisition of the Aquadex Business in August 2016, we did not have a product approved for commercial sale and focused our resources on developing and manufacturing our C-Pulse System. On September 29, 2016, we announced a strategic refocus of our strategy that included halting all clinical evaluations of the C-Pulse System to fully focus our resources on commercializing our Aquadex System, taking actions to reduce our cash burn in connection with such strategic refocus and reviewing potential strategic alliances and financing alternatives. In addition, our business strategy depends in part on our ability to grow our business by establishing an effective sales force and selling our products to hospitals and other healthcare facilities while controlling costs. In addition to heart failure, we have expanded our commercialization efforts into critical care and post-cardiac surgery. In February 2020, we received 510(k) clearance of the Aquadex SmartFlow system to include pediatric patients who weigh 20kg or more. With this 510(k) clearance, we have expanded our commercialization efforts into pediatrics. We have limited prior experience with respect to sales or marketing of the Aquadex System in both heart failure, critical care, post-cardiac surgery and pediatrics. If we are unsuccessful at marketing and selling our Aquadex System, our operations and potential revenues will be materially adversely affected.

We have incurred operating losses since our inception and anticipate that we will continue to incur operating losses in the near-term. The report of our independent registered public accounting firm issued in connection with its audit of our consolidated financial statements for the fiscal year ended December 31, 2019 expresses substantial doubt about our ability to continue as a going concern.

We are an emerging company with a history of incurring net losses. We have incurred net losses since our inception, including net losses of $18.1 million and $17.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, our accumulated deficit was $217.5 million.

The report of our independent registered public accounting firm issued in connection with its audit of our consolidated financial statements for the fiscal year ended December 31, 2019 expresses substantial doubt about our ability to continue as a going concern. Prior to August 2016, we did not have any products approved for commercialization, generated only limited revenue from our clinical studies and had significant operating losses as we incurred costs associated with the conduct of clinical studies and our research and development programs for our C-Pulse System. We became a revenue generating company only after acquiring the Aquadex Business from a subsidiary of Baxter in August 2016. We expect to incur additional losses in the near-term as we grow the Aquadex Business, including investments in expanding our sales and marketing capabilities, manufacturing components, and complying with the requirements related to being a U.S. public company listed on Nasdaq. To become and remain profitable, we must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require us to succeed in a range of challenging activities, including training personnel at hospitals and effectively and efficiently manufacturing, marketing and distributing the Aquadex System and related components. There can be no assurance that we will succeed in these activities, and we may never generate revenues sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

We believe that we will need to raise additional capital to fund our operations into the third quarter of 2020. If additional capital is not available, we will have to delay, reduce or cease operations.

We believe that we will need to raise additional capital to fund our operations into the third quarter of 2020. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate and could adversely affect our ability to raise additional capital. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, the risk that we may not be able to continue as a going concern may make it more difficult to obtain necessary additional funding on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and manufacturers may be harmed, and we may not be able to continue our operations.

Our near-term prospects are highly dependent on revenues from a single product, the Aquadex System. We face significant challenges in expanding market acceptance of the Aquadex System, which could adversely affect our potential sales.

Our near-term prospects are highly dependent on revenues from a single product, the Aquadex System, and we have no other commercial products or products in active development at this time. The established market or customer base for our Aquadex System is limited and our success depends on our ability to increase adoption and utilization of the Aquadex System. Acceptance of our product in the marketplace by health care providers is uncertain, and our failure to achieve sufficient market acceptance will significantly limit our ability to generate revenue and be profitable. Market acceptance will require substantial marketing efforts and the expenditure of significant funds by us to inform health care providers of the benefits of using the Aquadex System and to provide further training on its use. We may not be able to build key relationships with health care providers to drive further sales in the United States or sell the Aquadex System outside the United States. Product orders may be cancelled, patients or customers currently using our products may cease to do so and patients or customers expected to begin using our products may not. In addition, market acceptance of the Aquadex System may require that we make enhancements to the system or its components. We cannot be sure that we will be able to successfully develop such enhancements, or that if developed they will be viewed favorable by the market. Our ability to achieve acceptance of our Aquadex System depends on our ability to demonstrate the safety, efficacy, ease-of-use and cost-effectiveness of the system. We may not be able to expand the adoption and market acceptance of the Aquadex System to both the inpatient and outpatient markets and our potential sales could be harmed.

We depend on a limited number of customers, the loss of which, or failure of which to order our products in a particular period, could cause our revenues to decline.

Our ten largest customers represented 45.1% and 54.1% of our revenues in the years ended December 31, 2019 and 2018, respectively, with our largest customer representing 10.0% and 10.1%, respectively, of our revenues during such periods. Customer ordering patterns may vary significantly from quarter to quarter, or customers may discontinue providing therapies using our products. If one of our largest customers reduced its purchases in a fiscal period, our revenues for that period may be materially adversely affected. Further, if one of our largest customers discontinued the use of our products, our revenues may be materially adversely affected.

We have limited commercial manufacturing experience and could experience difficulty in producing commercial volumes of the Aquadex System and related components or may need to depend on third parties for manufacturing.

We have limited experience in commercial manufacturing of the Aquadex System. Following the acquisition of the Aquadex Business in 2016, Baxter manufactured and supplied the Aquadex FlexFlow blood circuit sets and Aquadex FlexFlow catheters. We transferred manufacturing equipment for the Aquadex Business to our manufacturing facility in July 2017. We began manufacturing Aquadex FlexFlow consoles and blood circuits in-house in the fourth quarter of 2017 and Aquadex FlexFlow catheters in-house in the third quarter of 2018. We have manufactured the Aquadex SmartFlow console since its development in 2019. However, because we have limited prior commercial manufacturing experience, we may incur manufacturing inefficiencies, delays or interruptions. We may not be able to achieve low-cost manufacturing capabilities and processes that will enable us to manufacture the Aquadex System or related components in significant volumes, while meeting the legal, regulatory, quality, price, durability, engineering, design and production standards required to market our products successfully. If we experience difficulties with our manufacturing operations, we may experience delays in providing products and services to our customers, and our business could be harmed.

We depend upon third-party suppliers, including single source suppliers, making us vulnerable to supply problems and price fluctuations.

We will rely on third-party suppliers, including single source suppliers, to provide us with certain components of the Aquadex System. We have no long-term contracts with third-party suppliers that guarantee volume or the continuation of payment terms. We depend on our suppliers to provide us with materials in a timely manner that meet our quality, quantity and cost requirements. The forecasts of demand we use to determine order quantities and lead times for components purchased from outside suppliers may be incorrect. If we do not increase our sales volumes, which drive our demand for our suppliers’ products, we may not procure volumes sufficient to receive favorable pricing, which could impact our gross margins if we are unable to pass along price differences to our customers. Our failure to obtain required components or subassemblies when needed and at a reasonable cost would adversely affect our business. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. Any difficulties in locating and hiring third-party suppliers, or in the ability of third-party suppliers to supply quantities of our products at the times and in the quantities we need, could have a material adverse effect on our business.

The coronavirus outbreak has the potential to cause a disruption in our supply chain.

The Covid-19, or coronavirus, outbreak has the potential to cause a disruption in our supply chain. Currently, some of our suppliers of certain components and materials included in the Aquadex System are located in China. It is possible that we could obtain these components or materials from suppliers outside of China. However, such alternative components or materials and/or suppliers would need to be qualified under our supplier quality procedures, which may take significant time and resources. In addition, due to port closures, import delays and other restrictions resulting from the coronavirus outbreak in China, suppliers, located both inside and outside of China, may have limited supply of the components or materials, which could cause the price of such materials to increase. These and other disruptions would likely impact our sales and operating results. If we are unable to obtain the necessary components and materials to manufacture the Aquadex System within our standard lead times, it may delay the production and shipment of the Aquadex System, thereby shifting the timing of recognizing the resulting sale to our customers. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

If we cannot develop adequate distribution, customer service and technical support networks, then we may not be able to market and distribute the Aquadex System effectively and our sales will suffer.

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

Competition from medical device companies and medical device divisions of health care companies, pharmaceutical companies and gene- and cell-based therapies is intense and expected to increase. The vast majority of patients with fluid overload receive pharmacological treatment (diuretics) as a standard of care. There are no direct competitors for the Aquadex System in the U.S., other than diuretics. Other systems, such as Baxter’s Prismaflex, a filter-based device that is approved for continuous renal replacement therapy for patients weighing 20kg or more with acute renal failure and/or fluid overload, and Medtronic’s Carpediem, a pediatric dialysis machine that has been approved in the European Union, represent indirect competitors, as they can also be used to conduct ultrafiltration.

Our ability to compete effectively depends upon our ability to demonstrate the advantages of ultrafiltration as compared to diuretics, a pharmacological treatment that is currently the standard of care. In addition, we need to distinguish Aquadex System from the indirect competition of other devices that can also be used to conduct ultrafiltration.

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

Our business strategy depends in part on our ability to expand the use of the Aquadex System in the market as quickly as possible. To achieve expanded market use of the Aquadex System, we may develop additional enhancements to the system or its components. Depending on their nature, such enhancements may be subject to review by the FDA and regulatory authorities outside of the United States under the applicable regulations. Any regulatory delay in our ability to implement enhancements to the Aquadex System or its components could have an adverse effect on our potential sales.

Health care laws in the United States and other countries are subject to ongoing changes, including changes to the amount of reimbursement for hospital services. Additional laws and regulations, or changes to existing laws and regulations that are applicable to our business may be enacted or promulgated, and the interpretation, application or enforcement of the existing laws and regulations may change. Legislative proposals can substantially change the way health care is financed by both governmental and private insurers and may negatively impact payment rates for our system. We cannot predict the nature of any future laws, regulations, interpretations, applications or enforcements or the specific effects any of these might have on our business. However, in the United States and international markets, we expect that both government and third-party payers will continue to attempt to contain or reduce the costs of health care by challenging the prices charged, or deny coverage, for health care products and services. Any future laws, regulations, interpretations, applications or enforcements could delay or prevent regulatory approval or clearance of our Aquadex System and our ability to market our Aquadex System. Moreover, changes that result in our failure to comply with the requirements of applicable laws and regulations could result in the types of enforcement actions by the FDA and/or other agencies as described above, all of which could impair our ability to have manufactured and to sell the affected products.

In the United States, the products included in the Aquadex System are purchased primarily by customers, such as hospitals or other health care providers. Customers bill various third-party payers for covered therapies involving the Aquadex System provided to patients. These payers, which include federal health care programs (e.g., Medicare and Medicaid), state health care programs, private health insurance companies and managed care organizations, then reimburse our customers based on established payment formulas that take into account part or all of the cost associated with these devices and the related procedures performed.

While the agency responsible for administering the Medicare program, the Centers for Medicare and Medicaid Services, has not issued a favorable national coverage determination under its Investigational Device Exception Studies Program for ultrafiltration using the Aquadex System, a number of private insurers have approved reimbursement for the products included in the Aquadex System for specific indications and points of service.

In addition, patients and providers may seek insurance coverage on a case-by-case basis. We are exploring the ability to increase the range of coverage for uses of the Aquadex System, such as use in the outpatient setting and use for decompensated heart failure and other indicated uses under its approved labeling, although we may not be successful in doing so.

Product defects, resulting in lawsuits for product liability, could harm our business, results of operations and financial condition.

The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unanticipated use of a product or inadequate disclosure of risks relating to the use of the product can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to a product (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. Any recall of our Aquadex System or any related components could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products could also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

We may be held liable if any product we develop or commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. The safety studies we must perform and the regulatory approvals required to commercialize our products will not protect us from any such liability. We carry product liability insurance with a $6.0 million aggregate limit. However, if there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any approved product. If such insurance is insufficient to protect us, our business, results of operations and financial condition will be harmed. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage. Even if a product liability claim against us is without merit or if we are not found liable for any damages, a product liability claim could result in decreased interest in our registry studies, decreased demand for our system, if approved for commercialization, injury to our reputation, diversion of management’s attention from operating our business, withdrawal of study participants, significant costs of related litigation, loss of revenue or the inability to commercialize our products.

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

In the EU, we are required to hold a Conformité Européene, or CE, Mark to import our product into the EU. To hold the CE Mark, we must demonstrate compliance with the essential requirements of the European Union Medical Devices Directive (93/42/EEC). Recently, the European Union replaced the Medical Devices Directive with the new European Medical Devices Regulation, or MDR. The MDR will apply after a transitional period of three years ending on May 26, 2020. Manufacturers have the duration of the transition period to update their technical documentation and processes to meet the new requirements in order to obtain a CE Mark or to issue a EC Declaration of Conformity. After May 26, 2020, medical devices can still be placed on the market under the provision of the MDD or the Active Implantable Medical Devices Directive (“AIMDD”) 90/385/EEC (hereafter referred to together as “MDD/AIMDD”) until May 27, 2024; provided the CE Mark was issued prior to this date, the manufacturer continues to comply with either one of the directives, and that no significant changes are made in the design and intended purpose of the applicable medical device. By May 27, 2024, all medical devices entering the EU will need to have a new CE Mark under the MDR, even if they have been on the market previously under the MDD/AIMDD. We received renewal for the CE Mark for the Aquadex FlexFlow circuit in the second quarter of 2019 and the CE Mark for the Aquadex SmartFlow console in January 2020.

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

Approval or clearance of our products could be withdrawn, delayed or denied by the European Union, the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The European Union imposes requirements on quality control systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Failure to comply with these requirements could prevent us from marketing our products in the European Community. The FDA also imposes requirements through quality system requirements, or QSR, regulations, which include requirements for good manufacturing practices, or GMP. Failure to comply with these requirements could prevent us from obtaining FDA approval of our products and from marketing such products in the United States. Our manufacturing facilities have not been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that our facilities or the processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent obtaining the approvals we need to market our products in the European Community and the United States.

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

The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers that began in 2013. The medical device excise tax has been suspended in 2018 and 2019 and was repealed effective January 1, 2020.

The Affordable Care Act includes a Hospital Readmission Reduction program and is designed to reduce payments to hospitals with excess heart failure readmissions, among other conditions. The penalty to hospitals can be significant, as much as 3% of total Medicare reimbursement. We believe the Aquadex System may offer hospitals an economic benefit for using the device on a regular basis for in-patient or out-patient usage to avoid readmissions for heart failure; however, if the Hospital Readmission Reduction program is repealed, hospitals may not be as inclined to take measures to reduce readmissions.

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

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The U.K. Bribery Act is similar but even broader in scope in that it prohibits bribery of private (non-government) persons as well. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Our distribution arrangements outside of the U.S. presents some risk under these laws. Our distributors may sell to our products to healthcare providers that are owned, controlled or managed by a foreign government and its employees, including healthcare providers may be deemed to be a foreign official under the FCPA. We could be held liable for the actions of our distributors. While we have policies and procedure to address compliance with these laws, we cannot assure you that our distributors will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions or sanctions could adversely affect our business, operating results and financial condition.

Our operating results may fluctuate from quarter to quarter and year to year.

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•	changes in the prices at which we sell our consoles and disposable blood sets and catheters;
•	bulk ordering practices by our customers;
•	general economic uncertainties and political concerns;
•	introduction of new products, product enhancements and new applications by our competitors;
•	the timing of the introduction and market acceptance of new products, product enhancements and new applications;
•	changes in demand for our Aquadex System;
•	our ability to grow and maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;
•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;
•	our highly variable sales cycle;
•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use the Aquadex System;
•	variances in shipment volumes as a result of product, supply chain and training issues; and
•	increased product costs.

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

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our Aquadex System and related components. On August 5, 2016, upon closing of our acquisition of the Aquadex Business, we entered into a patent license agreement with Baxter pursuant to which we obtained, for no additional consideration, a world-wide license to 49 exclusively licensed and 9 non-exclusively licensed patents used in connection with the Aquadex System to make, have made, use, sell, offer for sale and import, the Aquadex System in the “field of use” as defined in the license. The license is exclusive, with respect to some patents, and non-exclusive, with respect to other patents. Under the patent license agreement, Baxter has agreed to use commercially reasonable efforts to continue maintenance of seven “required maintenance patents,” and we have agreed to reimburse Baxter for all fees, costs, and expenses (internal or external) incurred by Baxter in connection with such continued maintenance. The rights granted to us under the patent license agreement will automatically revert to Baxter in the event we cease operation of the Aquadex Business or we file for, or have filed against us, or otherwise undertake any bankruptcy, reorganization, insolvency, moratorium, or other similar proceeding. For two years following the closing, the patent license agreement is not assignable by us (including in connection with a change of control) without Baxter’s prior written consent. We estimate that the patents licensed from Baxter will expire between approximately 2020 and 2025. In December 2018, we filed two patent applications with the United States Patent and Trademark Office. One application is based on our design for a wearable device designed to assist in maintaining peripheral venous blood flow access in the arm during aquapheresis treatment with the Aquadex System. The second application includes multiple potential new features and improvements to the diagnostic capabilities of the Aquadex System, which, if incorporated into the product, would be designed to help patient fluid balance and to improve usability for healthcare providers.

We have five pending patent applications. The first application is based on our design for a wearable device designed to assist in maintaining peripheral venous blood flow access in the arm during aquapheresis treatment. The second application includes multiple potential new features and improvements to the diagnostic and ultrafiltration capabilities of the Aquadex System, which, to the extent incorporated into the product, would be designed to help patient fluid balance and to improve usability for healthcare providers. The third application involves a vacuum pump-controlled garment to increase vein diameter and venous flow for peripheral ultrafiltration. The fourth application involves plasma and blood volume measurement during ultrafiltration therapy. The fifth application involves updates to the Aquadex System for use with pediatric patients.

In addition, as of February 28, 2020, we owned 36 issued patents and two pending patent applications in the United States and in foreign jurisdictions related to our C-Pulse System and had one pending application for neuromodulation. We estimate that most of our currently issued U.S. patents will expire between approximately 2021 and 2027. Given the strategic refocus away from C-Pulse and towards the Aquadex System, we have chosen to limit the maintenance of issued C-Pulse related patents to those innovations that are of the highest value. Further, we have elected to emphasize a few of the most critical jurisdictions rather than maintain the earlier approach that involved multiple countries.

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

In recent years, there has been significant litigation involving intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies used in our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to pay substantial damages. If we are unsuccessful in defending ourselves against these types of claims, we may be required to do one or more of the following:

•	halt use of our Aquadex System;
•	attempt to obtain a license to sell or use the relevant technology or substitute technology, which license may not be available on reasonable terms or at all; or
•	redesign our system.

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

Our commercial success depends on our ability to increase adoption of the Aquadex System without infringing the patents and other proprietary rights of third parties. As our industry expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our system and technologies of which we are not aware or that we must challenge to continue our operations as currently contemplated. Our system may infringe or may be alleged to infringe these patents.

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

In the ordinary course of our business, we may collect and store sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or others. At times we may have access to limited amounts of protected health information as part of other healthcare providers’ provision of treatment to patients with our medical devices. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information, including: loss of access risk; inappropriate disclosure risk; inappropriate modification risk; and the risk of our being unable to adequately monitor our controls over the first three risks.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of personal information and regulatory penalties. To the extent that we may engage in activities regulated by the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Clinical and Economic Health Act (HITECH) we may have additional regulatory and reporting obligations. We are also subject to the General Data Protection Regulation (EU) 2016/679 due to our business in the European Union. Although we believe we have implemented security measures, there is no guarantee we can protect our systems and data from unauthorized access, loss or dissemination that could also disrupt our operations, including our ability to conduct our analyses, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business, and damage our reputation, any of which could adversely affect our business.

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

On December 17, 2019, we received a letter (the “Notice”) from Nasdaq advising that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “CHFS.” Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice (the “Compliance Period”), the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Capital Market, absent noncompliance with any other requirement for continued listing. If we do not regain compliance with the

Minimum Bid Price Requirement by the end of the Compliance Period (or the Compliance Period as may be extended) the Company’s common stock will be subject to delisting. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.

On January 2, 2019, we effected a 1-for-14 reverse split of our outstanding common stock. This reverse stock split did not change the par value of our common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation.

Additionally, Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(l), to delist our common stock if our stockholders' equity falls below $2.5 million. As of December 31, 2019, our stockholders' equity was $2.0 million, which is below Nasdaq's stockholders' equity requirement. Subsequent to year end, on January 28, 2020, we closed on an underwritten public offering for net proceeds of approximately $8.6 million. As of the date of this annual report, we believe that the company has regained compliance with Nasdaq's minimum stockholders' equity requirements as result of our underwritten public offering that was consummated on January 28, 2020. We expect that Nasdaq will continue to monitor the company's ongoing compliance with the stockholders' equity. It is possible that our stockholders’ equity could be reduced again below $2.5 million as a result of operating losses or other reasons. If that occurs, or if we are unable to demonstrate to Nasdaq’s satisfaction that we will be able to sustain compliance with this requirement, Nasdaq may delist our common stock. In addition, even if we regain technical compliance with the stockholders’ equity requirement, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. We are actively monitoring our stockholders’ equity and will consider any and all options available to us to maintain compliance. There can be no assurance, however, that we will be able to maintain compliance and meet Nasdaq’s minimum stockholders’ equity requirements.

If our common stock is delisted, our common stock would likely then trade only in the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

As of February 28, 2020, we have warrants to purchase 24,512,102 shares of common stock outstanding, with exercise prices ranging from $0.55 to $43,848 with a weighted-average exercise price of $2.40.

As of February 28, 2020, there were 535 shares of Series F Preferred Stock outstanding, convertible into 973,165 shares of common stock and 1,430,726 shares of Series H Preferred Stock convertible into 1,430,726 shares of common stock. The certificate of designation for our Series F Preferred Stock contains an anti-dilution provision, which provision requires the lowering of the applicable conversion price, as then in effect, to the purchase price per share of common stock or common stock equivalents issued in the future. If the effective price per share on a common-stock equivalent basis in a future equity offering is lower than the then-current conversion price of the Series F Convertible Preferred Stock, then such conversion price shall be reduced to such lower price and additional shares of common stock will be issuable upon the conversion of the of the Series F Convertible Preferred Stock. To the extent the outstanding shares of Series F Convertible Preferred Stock become exercisable for additional shares of common stock, holders of our common stock will experience further dilution.

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

Our board of directors has previously approved, pursuant to this authority, the issuance of preferred stock, and we have 535 shares of Series F Preferred Stock and 1,430,726 shares of Series H Preferred Stock outstanding as of February 28, 2020. As described therein, upon liquidation, dissolution or winding-up of the Company, holders of our Series F Preferred Stock have the right to receive, out of the assets, whether capital or surplus, of the Company an amount equal to the par value, plus any accrued and unpaid dividends thereon, for each share of such preferred stock held by such holder before any distribution or payment shall be made to the holders of our common stock, and, following such payment, such holders are entitled to receive the same amount that a holder of common stock would receive if such preferred stock was fully converted, pari passu with all the holders of common stock.

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

On January 2, 2019, we effected a 1-for-14 reverse split of our outstanding common stock. This reverse stock split did not change the par value of our common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation. Because the number of authorized shares of our common stock was not reduced proportionately, the reverse stock split increased our board of directors’ ability to issue authorized and unissued shares without further stockholder action. As of February 28, 2020, our certificate of incorporation provides for 100,000,000 shares of authorized common stock and 40,000,000 shares of authorized preferred stock, 30,000 of which are designated Series A Junior Participating Preferred Stock, 535 of which are designated Series F Preferred Stock and 1,430,726 of which are designated Series H Preferred Stock, and we have 20,806,978 shares of common stock outstanding, 27,337,055 shares reserved for issuance upon the conversion, exercise or vesting of outstanding preferred stock, warrants and options, and 148,231 shares of common stock reserved for future grant under the Company’s equity incentive plans.

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

As of December 31, 2019, we had U.S. net operating loss (“NOL”) carryforwards of approximately $152.1 million for U.S. income tax purposes. Approximately $120.1 million of NOL carryforwards will expire from 2024 through 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, the NOL generated in 2018 and 2019 totaling approximately $32.0 million does not expire. To the extent these NOL carryforwards are available, we intend to use them to reduce any corporate income tax liability associated with our operations that we might have in the future. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOL carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. During 2017, 2018 and 2019, we believe we experienced an ownership change as defined in Section 382 of the Internal Revenue Code which will limit our ability to utilize the our NOLs.

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

As of December 31, 2019, we had tax losses in the Commonwealth of Australia of approximately AU$49.1 million. Continuing utilization of carryforward tax losses in Australia may also be affected by the issuance of our common stock. This is because one test for carrying forward tax losses in Australia from year to year requires continuity of ultimate ownership (subject to the relevant tests in Australian tax law) of more than 50% between the loss year and the income year in which the loss is claimed.

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

Our Fourth Amended and Restated Certificate of Incorporation, as amended, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Fourth Amended and Restated Certificate of Incorporation, as amended, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

If a court were to find the choice of forum provision contained in our Fourth Amended and Restated Certificate of Incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Stockholders of Record. As of February 28, 2020, we had 20,806,978 shares of common stock issued and outstanding, and there were 20 holders of record of our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Overview

We are a medical device company dedicated to changing the lives of patients suffering from fluid overload through science, collaboration, and innovative technology. The company is focused on developing, manufacturing, and commercializing medical devices used in ultrafiltration therapy, including the Aquadex System. The Aquadex SmartFlow system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20kg or more whose fluid overload is unresponsive to medical management, including diuretics. In the European Union, we are required to hold a CE Mark to import our products into the EU. We received renewal of our CE Mark for the Aquadex FlexFlow circuit in the second quarter of 2019 and CE Mark for the Aquadex SmartFlow console in January 2020, which allows us to import blood circuit and console inventory into the EU and satisfy future distributor demand.

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

Recent Developments

Nasdaq Notice

On December 17, 2019, we received a letter (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”) advising that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “CHFS.” Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice (the “Compliance Period”), the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Capital Market, absent noncompliance with any other requirement for continued listing. If we do not regain compliance with the Minimum Bid Price. Requirement by the end of the Compliance Period (or the Compliance Period as may be extended) the Company’s common stock will be subject to delisting. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.

Additionally, Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist our common stock if our stockholders’ equity falls below $2.5 million. As of December 31, 2019, our stockholders’ equity was $2.0 million, which is below Nasdaq’s stockholders’ equity requirement. Subsequent to year end, on January 28, 2020, we closed on an underwritten public offering for net proceeds of approximately $8.6 million. As of the date of this annual report, we believe that the company has regained compliance with Nasdaq’s minimum stockholders’ equity requirements as result of our underwritten public offering that was consummated on January 28, 2020. We expect that Nasdaq will continue to monitor the company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of our next periodic report the company does not evidence compliance, that the company may be subject to delisting.

Pediatrics

In February 2020, the Company received 510(k) clearance of the Aquadex System to include pediatric patients who weigh 20kg or more. The Aquadex System is being prescribed by physicians to treat various conditions in pediatric patients, including heart failure, cardiac surgery, extracorporeal membrane oxygenation (ECMO) therapy, solid organ transplantation, and kidney replacement therapy for neonatal patients.

Public Offerings

On January 28, 2020, the Company closed on an underwritten public offering of 6,046,367 shares of common stock, 11,517,269 shares of Series H Preferred Stock and warrants to purchase 17,563,636 shares of Common Stock, which includes the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $9.66 million. Net proceeds totaled approximately $8.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

Additionally, our outstanding Series F preferred stock is subject to full-ratchet anti-dilution protection in the event we sell any common stock at a price lower than the then-conversion price of the Series F preferred stock. As a result of this offering, effective January 28, 2020, the conversion price of the Series F preferred stock was reduced from $0.9942 to $0.55 per share, the per share price to the public in this transaction.

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

On October 25, 2019, we closed on a registered direct offering of 575,830 shares of common stock at a price of $1.15 per share, for gross proceeds of approximately $660,000, prior to deducting commissions and expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 575,830 shares of our common stock at an exercise price of $1.41 per share, which will be exercisable six months from the date of issuance, and will expire five years from the initial exercise date. Effective October 25, 2019, the conversion price of the Series F preferred stock was reduced from $5.25 to $1.15, the per share price to the public in this transaction.

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

The unregistered warrants issued in each offering were subsequently registered pursuant to a registration statement on Form S-1 that was declared effective by the SEC on December 30, 2019.

Reverse Stock Split

On January 2, 2019, we effected a 1-for-14 reverse split of our outstanding common stock. This reverse stock split did not change the par value of our common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation. All share and per-share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Accounts Receivable

Our accounts receivable have terms that require payment in 30 days. We did not establish an allowance for doubtful accounts at December 31, 2019 as we have not experienced any write offs or a deterioration in the aging of our receivables to date and do not expect to experience in the future.

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

Equity instruments issued to non-employees include warrants to purchase shares of our common stock. These warrants are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. We expense the fair market value of fully vested awards at the time of grant, and of unvested awards over the period in which the related services are received. In accordance with Accounting Standards Update 2018-07, unvested awards are no longer remeasured to fair value until vesting and rather the fair value is established at the grant date consistent with the treatment of employee director awards.

Loss per share

Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the year ended December 31, 2019, reflects a $4.5 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series G Convertible Preferred Stock on March 12, 2019 (see Note 5 - Equity), representing the intrinsic value of the shares at the time of issuance.

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

Going Concern

Our financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2019 and 2018, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At December 31, 2019, we had an accumulated deficit of $217.5 million and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about our ability to continue as a going concern through at least twelve months from the report date.

We became a revenue generating company after acquiring the Aquadex Business in August 2016. We expect to incur additional losses in the near-term as we grow the Aquadex Business, including investments in expanding our sales and marketing capabilities, purchasing inventory, manufacturing components, and complying with the requirements related to being a U.S. public company. To become and remain profitable, we must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require us to succeed in training personnel at hospitals and effectively and efficiently manufacturing, marketing and distributing the Aquadex System and related components. There can be no assurance that we will succeed in these activities, and we may never generate revenues sufficient to achieve profitability.

During 2018, 2019 and through January 28, 2020, we closed on underwritten public equity offerings for aggregate net proceeds of approximately $26.0 million after deducting the underwriting discounts and commissions and other costs associated with the offerings (see Note 5 –Shareholders’ Equity and Note 12-Subsequent Events). We will require additional funding to grow our Aquadex Business, likely in the third quarter of 2020, which may not be available on terms favorable to us, or at all. We may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve financial reporting about leasing transactions. This guidance required organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued new guidance which included an option to not restate comparative periods in transition. The Company adopted this new standard on January 1, 2019 with no retrospective adjustments to prior comparative periods. The adoption of this standard on January 1, 2019 resulted in an increase of approximately $0.6 million in the Company’s other long-term assets and in short and long-term liabilities recorded on its consolidated balance sheet. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification. See Note 9 –Operating Leases for additional qualitative and quantitative disclosures.

In August 2018, the FASB issued updated guidance to improve and simplify the disclosure requirements on fair value measurements for level 3 assets and liabilities valued at fair value. The Company early-adopted the guidance effective in its second quarter of 2019 and the effect on the consolidated financial statements was not material.

Financial Overview

We are a medical device company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities from Baxter to our facilities in Eden Prairie, Minnesota. At December 31, 2019, we had an accumulated deficit of $217.5 million and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings, and debt. Although we believe that we will be able to successfully fund our operations in the future, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Net Sales
(dollars in thousands)

Year Ended December 31, 2019	Year Ended December 31, 2018	Increase (Decrease)	%Change
$5,511	$4,998	$513	10.3%

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

Costs and Expenses

Our costs and expenses were as follows:

(dollars in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase (Decrease)	% Change
Cost of goods sold	$2,660	$3,670	$(1,010)	(27.5)%
Selling, general and administrative	$16,285	$15,311	$974	6.4%
Research and development	$4,672	$3,053	$1,619	53.0%

Cost of Goods Sold

In connection with the acquisition of the Aquadex Business, we entered into a manufacturing and supply agreement with Baxter. In 2017, we provided notice to Baxter to cease the manufacturing of the Aquadex product line and we began transitioning activities in house. In August 2018, we announced that the transfer of all manufacturing activities was complete.

Cost of sales in 2018 reflects the agreed-upon price paid to Baxter for the manufacturing of the disposables and consoles, as well as startup costs associated with the transfer of manufacturing activities to our facilities in Eden Prairie, Minnesota. In the first quarter of 2019, we began selling our internally manufactured inventory, driving the improvement in our gross margins. In future periods, we expect our gross margins will continue to improve as volumes increase and we achieve larger efficiencies of scale.

Selling, General and Administrative

The increase in selling, general and administrative expense reflect primarily on-going investment in our commercial organization as we continue to expand our outreach in the field with incremental clinical specialists and marketing support. Our general and administrative costs have remained consistent with the prior year.

We expect investments in our commercial organization to increase modestly in 2020 as we annualize the impact of hiring made in 2019, and as we continue to fill a few remaining open territories after the sales realignment announced in the third quarter of 2019. We expect that in 2020 general and administrative expenses will remain consistent with 2019 levels.

Research and Development

The increase in research and development expenses relate to investments we made to support our 510(k) submission for pediatric label modification, and to improve the functionality of our Aquadex System, including console software updates and catheter improvements. We expect that our research and development expenditures will decrease modestly in future periods.

Income tax expense

(dollars in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase (Decrease)	%Change
Income tax expense	$8	$6	$2	33.3%

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

On July 3, 2018, we closed on an underwritten public offering of 181,941 shares of common stock, for gross proceeds of $5.4 million. Net proceeds totaled approximately $4.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On March 12, 2019, we closed on an underwritten public offering for gross proceeds of $12.4 million. Net proceeds totaled approximately $11.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. In connection with this offering, we issued a total of 455,178 shares of common stock, approximately 1.9 million shares of Series G convertible preferred stock and warrants to purchase approximately 4.7 million shares of common stock. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On October 25, 2019, we closed on a registered direct offering of common stock, for gross proceeds of approximately $660,000, prior to deducting commissions and expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 575,830 shares of our common stock. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On November 6, 2019, we closed on a registered direct offering of common stock, for gross proceeds of approximately $1.36 million, prior to deducting commissions and expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 1,219,076 shares of our common stock. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On January 28, 2020, we closed on an underwritten public offering of 6,046,367 shares of common stock, 11,517,269 shares of Series H Preferred Stock and warrants to purchase 17,563,636 shares of Common Stock, which included the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $9.66 million. Net proceeds totaled approximately $8.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 13 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On August 5, 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (the Bank). Under this agreement, the Bank agreed to provide the Company with up to $5.0 million in debt financing, consisting of a term loan in an aggregate original principal amount not to exceed $4.0 million (the “Term Loan”) and a revolving line of credit in an aggregate principal amount not to exceed $1.0 million outstanding at any time (the “Revolving Line”). Proceeds from the loans were to be used for general corporate and working capital purposes. Advances under the Term Loan were available to the Company until November 30, 2016 and were subject to the Company’s compliance with liquidity covenants. The Term Loan expired unused on November 30, 2016 and the Term Loan is no longer available to be drawn. Advances under the Revolving Line are available to the Company until March 31, 2020 and accrue interest at a floating annual rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. Outstanding borrowings, if any, are collateralized by all of the Company’s assets, excluding intellectual property which is subject to a negative pledge. There were no borrowings outstanding under this facility as of December 31, 2019 or 2018.

As of December 31, 2019, and 2018, cash and cash equivalents were $1.3 million and $5.5 million, respectively. Prior to our acquisition of the Aquadex Business in August 2016, we did not have a product approved for commercial sale and focused our resources on developing, manufacturing, and commercializing our C-Pulse System. Our business strategy and ability to fund our operations in the future depends in part on our ability to grow our Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities and controlling costs. We will require additional financing to grow our business, likely in the third quarter of 2020.

Cash Flows from Operating Activities

Net cash used in operating activities was $16.4 million and $14.6 million in 2019 and 2018, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, and the effects of changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.5 million and $0.2 million in 2019 and 2018, respectively. The majority of cash used in investing activities was for internally manufactured equipment, and the purchase of manufacturing, laboratory and office equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12.7 million and $4.6 million in 2019 and 2018, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019, which represent material expected or contractually committed future obligations:

(Dollars in thousands)	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating Leases	$213	$274	$—	$—	$487
Total	$213	$274	$—	$—	$487

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

Capital Resource Requirements

As of December 31, 2019, we did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

In connection with the Company’s purchase of the Aquadex Business in August 2016, the Company had an obligation to pay additional consideration that was contingent upon the occurrence of certain future events (see Note 9 - Commitments and Contingencies). Contingent consideration was recognized at the acquisition date at $126,000, the estimated fair value of the contingent milestone payments. The fair value of the contingent consideration was remeasured to its estimated fair value at the end of each reporting period, with changes recorded to earnings. During 2019, this contingency had expired, therefore its fair value was $0.

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

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of CHF Solutions, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CHF Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2017.

Minneapolis, Minnesota

March 5, 2020

CHF SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,279	$5,480
Accounts receivable	799	786
Inventories	1,797	1,658
Other current assets	161	203
Total current assets	4,036	8,127
Property, plant and equipment, net	991	536
Operating lease right-of-use asset, net	442	—
Other assets	133	113
TOTAL ASSETS	$5,602	$8,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,488	$1,133
Accrued compensation	1,592	1,498
Current portion of operating lease liability	186	—
Other current liabilities	85	209
Total current liabilities	3,351	2,840
Operating lease liability	261	—
Total liabilities	3,612	2,840
Commitments and contingencies

Stockholders’ equity
Series A junior participating preferred stock as of December 31, 2019 and December 31, 2018, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of both December 31, 2019 and December 31, 2018, par value $0.0001 per share; authorized 535 shares, issued and outstanding 535 shares	—	—
Preferred stock as of December 31, 2019 and December 31, 2018, par value $0.0001 per share; authorized 39,969,465 shares, none outstanding	—	—
Common stock as of December 31, 2019 and December 31, 2018, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 4,674,068 and 513,445, respectively	—	—
Additional paid-in capital	218,278	204,101
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,214	1,223
Accumulated deficit	(217,502)	(199,388)
Total stockholders’ equity	1,990	5,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,602	$8,776

CHF SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Net sales	$5,511	$4,998
Costs and Expenses:
Cost of goods sold	2,660	3,670
Selling, general and administrative	16,285	15,311
Research and development	4,672	3,053
Total costs and expenses	23,617	22,034
Loss from operations	(18,106)	(17,036)
Other income, net	—	10
Loss before income taxes	(18,106)	(17,026)
Income tax expense	(8)	(6)
Net loss	$(18,114)	$(17,032)

Basic and diluted loss per share	$(9.30)	$(42.14)

Weighted average shares outstanding – basic and diluted	2,433	404

Other comprehensive loss:
Foreign currency translation adjustment	$(9)	$(4)
Total comprehensive loss	$(18,123)	$(17,036)

CHF SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2017	271,357	$—	$197,367	$1,227	$(182,356)	$16,238
Net loss	—	—	—	—	(17,032)	(17,032)
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Stock-based compensation, net	12	—	2,087	—	—	2,087
Issuance of unregistered shares	7,116	—	—	—	—	—
Issuance of common stock, net	181,941	—	4,647	—	—	4,647
Conversion of preferred stock into common stock	53,019	—	—	—	—	—
Balance December 31, 2018	513,445	$—	$204,101	$1,223	$(199,388)	$5,936
Net loss	—	—	—	—	(18,114)	(18,114)
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Stock-based compensation, net	3	—	1,512	—	—	1,512
Issuance of common stock, net	2,250,084	—	12,665	—	—	12,665
Conversion of preferred stock into common stock	1,910,536	—	—	—	—	—
Balance December 31, 2019	4,674,068	$—	$218,278	$1,214	$(217,502)	$1,990

CHF SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2019	2018
Operating Activities
Net loss	$(18,114)	$(17,032)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	239	232
Stock-based compensation expense	1,512	2,087
Changes in operating assets and liabilities:
Accounts receivable	(13)	(241)
Inventories	(343)	(70)
Other current assets	42	(67)
Other assets and liabilities	18	(14)
Accounts payable and accrued expenses	292	545
Net cash used in operations	(16,367)	(14,560)

Investing activities:
Purchase of property and equipment	(490)	(198)
Net cash used in investing activities	(490)	(198)

Financing activities:
Net proceeds from public stock offerings, net	12,665	4,647
Net cash provided by financing activities	12,665	4,647

Effect of exchange rate changes on cash	(9)	(4)
Net decrease in cash and cash equivalents	(4,201)	(10,115)
Cash and cash equivalents—beginning of year	5,480	15,595
Cash and cash equivalents—end of year	$1,279	$5,480

Supplemental schedule of non-cash activities
Financing fees incurred for subsequent equity financing included in other assets and accounts payable	$111	$78
Inventory transferred to property, plant and equipment	$204	$—

Supplemental cash flow information
Cash paid for income taxes	$4	$2

CHF SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Nature of Business and Significant Accounting Policies

Nature of Business

CHF Solutions, Inc. (the “Company”) is a medical device company focused on developing, manufacturing and commercializing the Aquadex FlexFlow® and Aquadex SmartFlow™ systems (herein referred to as the “Aquadex System”) for aquapheresis therapy. The Aquadex SmartFlow™ system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20kg or more whose fluid overload is unresponsive to medical management, including diuretics. CHF Solutions, Inc. is a Delaware corporation headquartered in Minneapolis with wholly owned subsidiaries in Australia, Ireland and Delaware. The Company has been listed on Nasdaq since February 2012.

Previously, the Company was focused on developing the C-Pulse® Heart Assist System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, the Company acquired the business associated with the Aquadex System (herein referred to as the “Aquadex Business”) from a subsidiary of Baxter International, Inc. (“Baxter”), and refocused its strategy to fully devote its resources to the Aquadex Business.

Going Concern

The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2019 and 2018, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At December 31, 2019, the Company had an accumulated deficit of $217.5 million and it expects to incur losses for the immediate future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

The Company became a revenue generating company after acquiring the Aquadex Business in August 2016. The Company expects to incur additional losses in the near-term as it grows the Aquadex Business, including investments in expanding its sales and marketing capabilities, purchasing inventory, manufacturing components, and complying with the requirements related to being a U.S. public company. To become and remain profitable, the Company must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require the Company to succeed in training personnel at hospitals and effectively and efficiently manufacturing, marketing and distributing the Aquadex System and related components. There can be no assurance that the Company will succeed in these activities, and it may never generate revenues sufficient to achieve profitability.

During 2018, 2019 and through January 28, 2020, the Company closed on underwritten public equity offerings for aggregate net proceeds of approximately $26.0 million after deducting the underwriting discounts and commissions and other costs associated with the offerings (see Note 5 –Shareholders’ Equity and Note 12-Subsequent Events). The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions. Should warrant exercises not materialize or future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

Accounts Receivable

Accounts receivable are unsecured, recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and managements’ evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of December 31, 2019 or December 31, 2018. As of December 31, 2019, two customers represented 13% and 12% of the accounts receivable balance. As of December 31, 2018, three customers represented 18%, 13% and 13% of the accounts receivable balance.

Inventories

Inventories are recorded as the lower of cost or net realizable value using the first-in, first-out method. Overhead is allocated to manufactured finished goods inventory based on the normal capacity of the Company’s production facilities. Abnormal amounts of overhead, if any, are expensed as incurred. Inventories consisted of the following as of December 31:

	2019	2018
Finished Goods	$750	$517
Work in Process	79	34
Raw Materials	968	1,107
Total	$1,797	$1,658

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

Production Equipment	3-7 years
Office Furniture and Fixtures	3-5 years
Computer Software and Equipment	3-4 years
Loaners and demo equipment	3-7 years
Leasehold Improvements	3-5 years

Depreciation expense was $239,000 and $232,000 for the years ended December 31, 2019, and 2018, respectively.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the impairment tests indicate that the carrying value of the asset, or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, further analysis is performed to determine the fair value of the asset or asset group. To the extent the fair value of the asset or asset group is less than its carrying value, an impairment loss is recognized equal to the amount the fair value of the asset or asset group is exceeded by its carrying amount. The Company generally measures fair value by considering sale prices for similar assets or asset groups, or by discounting estimated future cash flows from such assets or asset groups using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets or asset groups, and accordingly, actual results could vary significantly from such estimates. The Company periodically reviews its property and equipment for potential impairment and determines if the fair value of property and equipment equals or exceeds its carrying value. There have been no impairment losses recognized for the years ended December 31, 2019 or 2018.

Contingent consideration

In connection with the Company’s purchase of the Aquadex Business in August 2016, the Company had an obligation to pay additional consideration that was contingent upon the occurrence of certain future events (see Note 9 - Commitments and Contingencies). Contingent consideration was recognized at the acquisition date at $126,000, the estimated fair value of the contingent milestone payments. The fair value of the contingent consideration was remeasured to its estimated fair value at the end of each reporting period, with changes recorded to earnings. During 2019, this contingency had expired, therefore its fair value was $0.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, for additional disclosures. For the years ended December 31, 2019, and 2018, one customer represented 10% of net sales.

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

See Note 6- Stock-Based Compensation, for further information regarding the assumptions used to calculate the fair value of share-based compensation.

Income Taxes

Deferred income taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences, which are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Loss per share

Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the year ended December 31, 2019, reflects a $4.5 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series G Convertible Preferred Stock on March 12, 2019 (see Note 5 – Shareholders’ Equity), representing the intrinsic value of the shares at the time of issuance.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each year presented:

	December 31,
	2019	2018
Stock options	405,730	140,546
Restricted stock units (RSU)	—	3
Warrants to purchase common stock	6,948,466	599,293
Series F convertible preferred stock	538,210	18,190
Total	7,892,406	758,032

The following table reconciles reported net loss with reported net loss per share for the years ended December 31:

(in thousands, except per share amounts)	2019	2018
Net loss	$(18,114)	$(17,032)
Deemed dividend to preferred shareholders (see Note 6)	(4,509)	—
Net loss after deemed dividend	(22,623)	(17,032)
Weighted average shares outstanding	2,433	404
Basic and diluted loss per share	$(9.30)	$(42.14)

Research and Development

Research and development costs include activities related to research, development, design, and testing improvements of the Aquadex System and potential related products. Research and development costs also include expenses related to clinical research that the Company may sponsor or conduct to enhance understanding of the product and its use. Research and development expenses are expensed as incurred.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve financial reporting about leasing transactions. This guidance required organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued new guidance which included an option to not restate comparative periods in transition. The Company adopted this new standard on January 1, 2019 with no retrospective adjustments to prior comparative periods. The adoption of this standard on January 1, 2019 resulted in an increase of approximately $0.6 million in the Company’s other long-term assets and in short and long-term liabilities recorded on its consolidated balance sheet. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification. See Note 9 –Operating Leases for additional qualitative and quantitative disclosures.

In August 2018, the FASB issued updated guidance to improve and simplify the disclosure requirements on fair value measurements for level 3 assets and liabilities valued at fair value. The Company early-adopted the guidance effective in its second quarter of 2019 and the effect on the consolidated financial statements was not material.

The Company evaluates events through the date the consolidated financial statements are filed for events requiring adjustment to or disclosure in the consolidated financial statements.

Note 2—Revenue Recognition

Net Sales

The Company sells its products in the United States primarily through a direct sales force. Customers who purchase the Company’s products include hospitals and clinics throughout the United States. In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in the United Kingdom, Italy, Spain, Germany, Austria, Switzerland, Southeast Asia, Brazil, India and Greece. These distributors resell the Company’s products to hospitals and clinics in their respective geographies.

Revenue from product sales are recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point, unless the customer requests that control and title to the inventory transfer upon delivery. Revenue is measured as the amount of consideration the Company expects to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers which are recognized over time. This revenue represents less than 1% of net sales for the years ended December 31, 2019 and 2018. The unfulfilled performance obligations related to these extended service plans is included in deferred revenue, which is included in other current liabilities on the consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3—Property, Plant and Equipment

Property, plant and equipment were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Production Equipment	$1,113	$991
Loaners and Demo Equipment	801	309
Computer Software and Equipment	579	499
Office Furniture & Fixtures	291	291
Leasehold Improvements	224	224
Total	3,008	2,314
Accumulated Depreciation	(2,017)	(1,778)
	$991	$536

Note 4—Debt

On August 5, 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (the Bank). Under this agreement, the Bank agreed to provide the Company with up to $5.0 million in debt financing, consisting of a term loan in an aggregate original principal amount not to exceed $4.0 million (the “Term Loan”) and a revolving line of credit in an aggregate principal amount not to exceed $1.0 million outstanding at any time (the “Revolving Line”). Proceeds from the loans were to be used for general corporate and working capital purposes. Advances under the Term Loan were available to the Company until November 30, 2016 and were subject to the Company’s compliance with liquidity covenants. The Term Loan expired unused on November 30, 2016 and is no longer available to be drawn. Advances under the Revolving Line are available to the Company until March 31, 2020 and accrue interest at a floating annual rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. Outstanding borrowings, if any, are collateralized by all of the Company’s assets, excluding intellectual property which is subject to a negative pledge. There were no borrowings outstanding under this facility as of December 31, 2019 or 2018.

Note 5—Shareholders’ Equity

Series F Convertible Preferred Stock: On November 27, 2017, the Company closed on an underwritten public offering Series F Convertible Preferred Stock and warrants to purchase shares of common stock for gross proceeds of $18.0 million. Net proceeds totaled approximately $16.2 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

The offering was comprised of Series F convertible preferred stock, convertible into shares of the Company’s common stock at an initial conversion price of $63.00 per share. Each share of Series F preferred stock was accompanied by a Series 1 warrant, which was to expire on the first anniversary of its issuance, to purchase 16 shares of the Company’s common stock at an exercise price of $63.00 per share, and a Series 2 warrant, which expires on the seventh anniversary of its issuance, to purchase 16 shares of the Company’s common stock at an exercise price of $63.00 per share. The Series F preferred stock has full ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the conversion price of the Series F preferred stock (which protection will expire if, during any 20 of 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 300% of the then-effective conversion price of the Series F preferred stock and the daily dollar trading volume for each trading day during such period exceeds $200,000). The exercise price of the warrants is fixed and does not contain any variable pricing features, nor any price based anti-dilutive features, apart from customary adjustments for stock splits, combinations, reclassifications, stock dividends or fundamental transactions. A total of 18,000 shares of Series F Convertible Preferred Stock initially convertible into 286,714 shares of common stock and warrants to purchase 573,310 shares of common stock were issued in the offering.

As noted below, effective July 3, 2018, the conversion price of the Series F convertible preferred stock was reduced from $63.00 to $29.68, the per share price in the July 2018 Offering described below. Effective March 12, 2019, the conversion price of the Series F convertible preferred stock was reduced from $29.68 to $5.25, the per share price to the public of the Series G convertible preferred stock which closed in an underwritten public offering on March 12, 2019. Effective October 25, 2019, the conversion price of the Series F convertible preferred stock was reduced from $5.25 to $1.41, and on November 6, 2019 from $1.41 to $0.9942, the per share price to the public in the October and November 2019 transactions, respectively, described below.

As of December 31, 2019, and 2018, 535 shares of the Series F convertible preferred stock remained outstanding.

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

Series G Convertible Preferred Stock and March 2019 Offering: On March 12, 2019, the Company closed on an underwritten public offering of common stock, Series G convertible preferred stock and warrants to purchase shares of common stock for gross proceeds of $12.4 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants (“March 2019 Offering”). Net proceeds totaled approximately $11.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering. The Series G convertible preferred stock included a beneficial conversion amount of $4.5 million, representing the intrinsic value of the shares at the time of issuance. This amount is reflected as an increase to the loss per share allocable to common stockholders in the years ended December 31, 2019.

The March 2019 Offering was comprised of 455,178 shares of common stock priced at $5.25 per share and 1,910,536 shares of Series G convertible preferred stock, convertible into common stock at $5.25 per share. Each share of Series G convertible preferred stock and each share of common stock was accompanied by a Series 1 warrant and a Series 2 warrant. The Series 1 warrants are exercisable into 2,365,714 shares of common stock and the Series 2 warrants are exercisable into 2,365,714 shares of common stock. Series 1 warrants expire on the fifth anniversary of the date of issuance and are exercisable at $5.25 to purchase one share of common stock. Series 2 warrants expire on the earlier of: (i) the eighteen-month anniversary of the date of issuance and (ii) the 30th trading day following the public announcement of the receipt from the U.S. Food and Drug Administration of clearance or approval of a modification to the product label for the Aquadex System to include pediatric patients. Series 2 warrants are exercisable at $5.25 per share of common stock. The conversion price of the Series G convertible preferred stock as well as the exercise price of the warrants are fixed and do not contain any variable pricing features, nor any price based anti-dilutive features apart from customary adjustments for splits and reverse splits of common stock. The Series G convertible preferred stock included a beneficial ownership limitation of 4.99% but had no dividend preference (except to extent dividends are also paid on the common stock), liquidation preference or other preferences over common stock. The securities comprising the units were immediately separable and were issued separately.

As of December 31, 2019, all 1,910,536 shares of the Series G convertible preferred stock had been converted into common stock and none remained outstanding.

October and November 2019 Offerings: On October 25, 2019, the Company closed on a registered direct offering of 575,830 shares of common stock at a price of $1.15 per share, for gross proceeds of approximately $660,000, prior to deducting commissions and expenses related to the transaction. In a concurrent private placement, the Company agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 575,830 shares of its common stock at an exercise price of $1.41 per share, which will be exercisable six months from the date of issuance, and will expire five years from the initial exercise date. On November 6, 2019, the Company closed on a registered direct offering of 1,219,076 shares of common stock, or common equivalents, at a price of $1.12 per share, for gross proceeds of approximately $1.36 million prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, the Company agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 1,219,076 shares of our common stock at an exercise price of $0.9942 per share, which were exercisable upon the date of issuance, and will expire five years from the initial exercise date.

The unregistered warrants issued in each offering were subsequently registered pursuant to a registration statement on Form S-1 that was declared effective by the SEC on December 30, 2019.

Placement Agent Fees: In connection with the issuance of the Series F convertible preferred stock, the July 2018 Offering, the March 2019 Offering, and the October and November 2019 Offerings the Company paid the placement agent an aggregate cash placement fee equal to 8% of the aggregate gross proceeds raised in the offering and issued no warrants to the placement agent.

Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services. The warrant represents the right to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $3.18 per share, the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time. The warrant expires on May 30, 2024. The warrant was valued at $1.93 per share using the Monte Carlo valuation methodology and is being expensed over the term of the consulting engagement which is twelve months. Significant inputs used for the Monte Carlo valuation were the expected stock price volatility of 136.21%, and management’s expectations regarding the timing of regulatory clearance for an expanded label in pediatrics. None of these warrants had vested as of December 31, 2019.

Note 6—Stock-Based Compensation

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

The Company recognized stock-based compensation expense related to grants of stock options, RSUs and common stock awards to employees, directors and consultants of $1.5 million, and $2.1 million during the years ended December 31, 2019 and 2018, respectively. The following table summarizes the stock-based compensation expense which was recognized in the consolidated statements of operations for the years ended December 31:

(Dollars in thousands)	2019	2018
Selling, general and administrative	$1,387	$1,958
Research and development	125	129
Total	$1,512	$2,087

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

Stock Options: The following is a summary of the Plans’ stock option activity during the years ended December 31:

	2019		2018
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	140,546	$61.25	2,562	$1,049.93
Granted	281,834	2.38	163,997	45.76
Exercised	—	—	—	—
Forfeited/expired	(16,650)	31.77	(26,013)	61.01
Outstanding at December 31	405,730	$21.56	140,546	$61.25
Vested at December 31	72,377	$74.21	16,206	$169.07

For options outstanding and vested at December 31, 2019, the weighted average remaining contractual life was 9.13 years and 8.18 years, respectively. There were no option exercises in 2019 or 2018. The total fair value of options that vested in 2019 and 2018 was $2.4 million, and $0.9 million, respectively, at the fair value of the options as of the date of grant.

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

The following table provides the weighted average assumptions used in the Black-Scholes option pricing model for the years ended December 31:

	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	1.85%	2.49%
Expected volatility	121.67%	120.54%
Expected life (in years)	6.22	6.23

The weighted-average fair value of stock options granted in 2019 and 2018 was $2.07 and $41.04, respectively. As of December 31, 2019, the total compensation cost related to all non-vested stock option awards not yet recognized was approximately $2.9 million and is expected to be recognized over the remaining weighted-average period of 3.2 years.

Restricted Stock Awards: The following table summarizes restricted stock award activity during 2019 and 2018:

	2019		2018
	RSUs	Weighted Average Grant Price	RSUs	Weighted Average Grant Price
Nonvested, beginning balance	3	$7,297.22	15	$7,297.22
Granted	—	—	—	—
Vested	(3)	$7,297.22	(12)	7,297.22
Forfeited	—	—	—	—
Nonvested at December 31	—	—	3	$7,297.22

Warrants

Warrants to purchase 6,948,466 and 599,293 shares of common stock were outstanding at December 31, 2019 and 2018, respectively. As of December 31, 2019, warrants outstanding were exercisable at prices ranging from $0.99 to $43,848 per share, and are exercisable over a period ranging from nine months to 5.5 years.

Note 7—Fair Value of Financial Instruments

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

The fair value of the Company's contingent consideration, as described in Note 1, was initially measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value, and it was considered a Level 3 instrument. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The Company measured the liability on a recurring basis using Level 3 inputs including probabilities of payment and projected payment dates. As of December 31, 2019, this contingency had expired, therefore its fair value was recorded at $0.

The following is a rollforward of the fair value of Level 3 items:

(in thousands)
Balance December 31, 2018	$126
Change in fair value	(126)
Balance as of December 31, 2019	$—

The fair value of the market-based warrants described in Note 5 was calculated using a Monte Carlo valuation model and was classified as Level 3 in the fair value hierarchy. These warrants are classified as permanent equity and as a result, were measured at the grant date and are not required to be remeasured to fair value at each reporting period end.

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or any other classified as Level 3 and there were no movements between these categories during the periods ended December 31, 2019 and December 31, 2018. The Company believes that the carrying amounts of all remaining financial instruments approximate their fair value due to their relatively short maturities.

Note 8—Income Taxes

Domestic and foreign loss before income taxes, consists of the following for the years ended December 31:

(in thousands)	2019	2018
Domestic	$(18,114)	$(17,027)
Foreign	8	1
Loss before income taxes	$(18,106)	$(17,026)

The components of income tax expense consist of the following for the years ended December 31:

(in thousands)	2019	2018
Current:
United States and state	$—	$—
Foreign, net	(8)	(6)
Deferred:
United States and state	—	—
Foreign	—	—
Total income tax expense	$(8)	$(6)

Actual income tax expense differs from statutory federal income tax expense as follows for the years ended December 31:

(in thousands)	2019	2018
Statutory federal income tax benefit	$3,802	$3,578
State tax benefit, net of federal taxes	46	45
Foreign tax	1	(2)
Foreign deferred exchange rate adjustments	(59)	(1,112)
Nondeductible/nontaxable items	(272)	(259)
Other	(113)	(72)
Valuation allowance increase	(3,413)	(2,184)
Total income tax expense	$(8)	$(6)

Deferred taxes consist of the following as of December 31:

(in thousands)	2019	2018
Deferred tax assets:
Noncurrent:
Accrued leave	$51	$50
Other accrued expenses	—	—
Stock based compensation	449	483
Net operating loss carryforward	44,572	41,032
Other	69	125
Intangibles	809	847
R&D credit carryforward	531	531
Total deferred tax assets	46,481	43,068
Less: valuation allowance	(46,481)	(43,068)
Total	$—	$—

As of December 31, 2019, the Company had federal net operating loss (“NOLs”) carryforwards of approximately $152.1 million and $30.1 million of state NOL carryforwards. Approximately $120.1 million of federal NOL carryforwards will expire between 2024 and 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated after 2017 of approximately $32.0 million do not expire. The expiration of state NOL carryforwards will vary by jurisdiction. As of December 31, 2019, the Company had tax losses in the Commonwealth of Australia of approximately AU$49.1 million which can carry forward indefinitely. Federal or state NOLs cannot be used to offset taxable income in foreign jurisdictions. In addition, future utilization of NOL carryforwards in the U.S. may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance for U.S. and foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements. For the years ended December 31, 2019, and 2018, the valuation allowance increased by $3.4 million and $2.2 million, respectively, primarily due to current year operating losses.

During 2018 and 2019, the Company believes it experienced an ownership change as defined in Section 382 of the Internal Revenue Code which will limit the ability to utilize the Company’s net operating losses (NOLs). The Company may have experienced additional ownership changes in earlier years further limiting the NOL carry-forwards that may be utilized. The Company has not yet completed a formal Section 382 analysis. The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.

The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no material uncertain tax positions as of December 31, 2019 or 2018.

The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At December 31, 2019 and 2018, the Company recorded no accrued interest or penalties related to uncertain tax positions.

The tax years ended December 31, 2016 through December 31, 2019 remain open to examination by the Internal Revenue Service and for the various states where the Company is subject to taxation. Additionally, the returns of the Company’s Australian and Irish subsidiary are subject to examination by tax authorities of those jurisdictions for the tax years ended and subsequent to June 30, 2014 and December 31, 2014, respectively.

Note 9—Operating Leases

The Company leases office and manufacturing space under a non-cancelable operating lease that expires in March 2022. In August 2018, the Company entered into a third amendment to the lease, extending the term of the lease from March 31, 2019 to March 31, 2022. Beginning on April 1, 2019, the annual base rent is $9.00 per square foot, subject to annual increases of $0.25 per square foot.

The cost components of the Company’s operating lease were as follows for the year ended December 31:

(in thousands)
Operating lease cost	$213
Variable lease cost	102
Total	$315

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased office and manufacturing space.

Maturities of our lease liability for the Company’s operating lease are as follows as of December 31, 2019:

(in thousands)
2020	$213
2021	219
2022	55
Total lease payments	487
Less: Interest	(40)
Present value of lease liability	$447

As of December 31, 2019, the remaining lease term was 2.25 years and discount rate was 7.5%. For the year ended December 31, 2019, the operating cash outflows from the Company’s operating lease for office and manufacturing space were $206,000.

Rent expense related to operating leases for office and manufacturing space and office equipment was approximately $293,000 for the year ended December 31, 2018. Future minimum lease payments, under non-cancelable operating leases as of December 31, 2018, were approximately $217,000, $220,000, $219,000, $55,000, and $0 for each of the years ended December 31, 2019, through 2023, respectively.

Note 10—Commitments and Contingencies

Employee Retirement Plan

The Company has a 401(k)-profit sharing plan that provides retirement benefit to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations, with the Company matching a portion of the employee’s contributions at the discretion of the Company. Matching contributions totaled $227,000 and $197,000 for the years ended December 31, 2019 and 2018, respectively.

Contingent Consideration

In connection with the Company’s purchase of the Aquadex Business in August 2016, the Company had an obligation to pay additional consideration that was contingent upon the occurrence of certain future events. Contingent consideration was recognized at the acquisition date at $126,000, the estimated fair value of the contingent milestone payments. The fair value of the contingent consideration was remeasured to its estimated fair value at the end of each reporting period, with changes recorded to earnings. During 2019, this contingency had expired, therefore its fair value was $0.

Note 11—Related Party Transactions

In January 2019, we entered into a consulting agreement with Steven Brandt, one of our non-employee directors, pursuant to which Mr. Brandt provided services, on an interim basis, until May 31, 2019, to support our commercial strategy under the direction of our Chief Executive Officer. Mr. Brandt was paid a fee of $19,000 per month, for a total of $76,000 for his services. Mr. Brandt also received $2,453 for reimbursement of expenses.

Note 12—Segment and Geographic Information

The Company has one reportable segment, cardiac and coronary disease products.

At December 31, 2019 and 2018, long-lived assets were located primarily in the United States.

Note 13—Subsequent Event

On January 28, 2020, the Company closed on an underwritten public offering of 6,046,367 shares of common stock, 11,517,269 shares of Series H Preferred Stock and warrants to purchase 17,563,636 shares of Common Stock, which includes the full exercise of the underwriter’s over-allotment option, for gross proceeds of $9.7 million. Net proceeds totaled approximately $8.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

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

As of December 31, 2019, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2020 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal 1 — Election of Directors,” “Board Matters — Committees of the Board,” “Board Matters — Corporate Governance,” “Executive Officers” and “Additional Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)	Financial Statements: The financial statements filed as part of this report are listed in Part II, Item 8.
(b)	Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.
(c)	Exhibits: The following exhibits are incorporated by reference or filed as part of this Annual Report on Form 10-K:
Item 16.	Form 10-K Summary

Not Applicable

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Asset Purchase Agreement between Sunshine Heart, Inc. and Gambro UF Solutions, Inc. dated August 5, 2016	8-K	001-35312	August 8, 2016	2.1

3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Second Amended and Restated Bylaws	8-K	001-35312	May 23, 2017	3.2

3.7	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-35312	June 14, 2013	3.1

3.8	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	001-35312	March 13, 2019	3.1

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock	8-K	001-35312	January 29, 2020	3.1

4.1	Warrant to Purchase Stock, dated February 18, 2015, issued to Silicon Valley Bank	8-K	001-35312	February 19, 2015	4.1

4.2	Warrant to Purchase Stock, dated February 18, 2015, issued to Life Science Loans, LLC	8-K	001-35312	February 19, 2015	4.2

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
4.3	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated July 20, 2016, among the Company and the purchasers signatory thereto	8-K	001-35312	July 22, 2016	4.2

4.4	Form of common stock Purchase Warrant issued to Northland Securities, Inc.	8-K	001-35312	July 22, 2016	4.3

4.5	Registration Rights Agreement between Sunshine Heart, Inc. and Gambro UF Solutions, Inc. dated August 5, 2016	8-K	001-35312	August 8, 2016	4.1

4.6	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated October 30, 2016, among the Company and the purchasers signatory thereto	8-K	001-35312	October 31, 2016	4.1

4.7	Form of common stock Purchase Warrant issued pursuant to the Letter Agreement between the Company and the purchasers signatory thereto, dated February 15, 2017	8-K	001-35312	February 16, 2017	4.1

4.8	Form of common stock Purchase Warrant issued pursuant to the Underwriting Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated April 19, 2017	S-1/A	333-216841	April 4, 2017	4.8

4.9	Form of Warrant to purchase shares of common stock	S-1/A	333-221010	November 17,2017	4.9

4.10	Form of Series 1 and Series 2 Warrant to Purchase Shares of Common Stock	S-1/A	333-209102	February 25, 2019	4.10

4.11	Common Stock Purchase Warrant, dated May 30, 2019, between the Company and Redington, Inc.	10-Q	001-35312	August 8, 2019	4.1

4.12	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated October 23, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	October 23, 2019	4.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
4.13	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated November 4, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	November 4, 2019	4.1

4.14	Form of common stock Pre-Funded Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated November 4, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	November 4, 2019	4.2

4.15	Form of Common Stock Purchase Warrant	S-1/A	333-235385	January 23, 2020	4.15

4.16	Description of Securities					X

10.1	Patent License Agreement between Sunshine Heart, Inc. and Gambro UF Solutions, Inc. dated August 5, 2016	8-K	001-35312	August 8, 2016	10.1

10.2	Loan and Security Agreement between Sunshine Heart, Inc. and Silicon Valley Bank dated August 5, 2016	8-K	001-35312	August 8, 2016	10.2

10.3	Amended and Restated 2002 Stock Plan†	10	001-35312	December 16, 2011	10.2

10.4	Form of Notice of Stock Option Grant and Option Agreement for Amended and Restated 2002 Stock Plan†	10	001-35312	September 30, 2011	10.3

10.5	Second Amended and Restated 2011 Equity Incentive Plan, as amended†	14A	001-35312	July 27, 2012	App.A

10.6	Form of Stock Option Grant Notice and Option Agreement for 2011 Equity Incentive Plan†	10	001-35312	September 30, 2011	10.5

10.7	Form of Stock Option Grant Notice and Option Agreement (Senior Management) for 2011 Equity Incentive Plan†	10	001-35312	September 30, 2011	10.6

10.8	Form of Stock Option Grant Notice and Option Agreement (Director) for 2011 Equity Incentive Plan†	8-K	001-35312	September 18, 2012	10.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.9	Form of Stock Grant Notice and Award Agreement for 2011 Equity Incentive Plan†	8-K	001-35312	September 10, 2013	10.1

10.10	Form of Restricted Stock Unit Grant Notice and Agreement for 2011 Equity Incentive Plan†	8-K	001-35312	September 10, 2013	10.2

10.11	2013 Non-Employee Directors’ Equity Incentive Plan†	14A	001-35312	April 5, 2013	App.A

10.12	Form of Stock Option Grant Notice and Option Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	May 29, 2013	10.2

10.13	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	March 20, 2015	10.11

10.14	New-Hire Equity Incentive Plan†	10-Q	001-35312	August 8, 2013	10.1

10.15	First Amendment to New-Hire Equity Incentive Plan†	10-Q	001-35312	November 12, 2013	10.1

10.16	Second Amendment to New-Hire Equity Incentive Plan†	S-8	333-202904	March 20, 2015	99.12

10.17	Third Amendment to New-Hire Equity Incentive Plan†	S-8	333-210215	March 15, 2016	99.13

10.18	Fourth Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.4

10.19	Fifth Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	January 18, 2018	10.1

10.20	Form of Stock Option Grant Notice and Option Agreement for New-Hire Equity Incentive Plan†	10-Q	001-35312	November 12, 2013	10.2

10.21	2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.1

10.22	Form of Stock Option Grant Notice and Option Agreement for 2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.2

10.23	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for 2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.3

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.24	Form of Indemnity Agreement for the Company’s executive officers and directors†	10	001-35312	September 30, 2011	10.1

10.25	Form of Change in Control Agreement for the Company’s executive officers†	10-K	001-35312	March 20, 2015	10.16

10.26	Non-Employee Director Compensation Policy†	10-Q	001-35312	November 8, 2019	10.12

10.27	Lease Agreement dated October 21, 2011 by and between the Company and Silver Prairie Crossroads, LLC	10	001-35312	December 16, 2011	10.18

10.28	Second Amendment to Lease, dated as of April 20, 2015, by and between the Company and Capital Partners Industrial Fund I, LLLP dba Prairie Crossroads Business Center	8-K	001-35312	April 23, 2015	10.1

10.29	Third Amendment to Lease, dated as of August 3, 2018, by and between the Company and Capital Partners Industrial Fund I, LLLP	10-Q	001-35312	November 7, 2018	10.2

10.30	Executive Employment Agreement between Sunshine Heart, Inc. and John L. Erb, dated March 1, 2016†	8-K	001-35312	March 2, 2016	10.1

10.31	Claudia Drayton Retention Bonus Letter, dated as of December 12, 2016†	8-K	001-35312	December 16, 2016	10.1

10.32	Letter Agreement dated February 15, 2017 among the Company, Sabby Volatility Warrant Master Fund, Ltd. and Sabby Healthcare Master Fund, Ltd.	8-K	003-35312	February 16, 2017	10.1

10.33	Warrant Agency Agreement between the Company and American Stock Transfer & Trust Company, LLC dated April 24, 2017	8-K	001-35312	April 25, 2017	10.1

10.34	Warrant Agency Agreement, by and between CHF Solutions, Inc. and American Stock Transfer & Trust Company, LLC dated November 27, 2017	8-K	001-35312	November 28, 2017	10.1

10.35	Form of Warrant Reprice Agreement	8-K	001-35312	June 29, 2018	10.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.36	Consulting Agreement, dated as of January 28, 2019, between CHF Solutions, Inc. and Steve Brandt†	10-K	001-35312	February 21, 2019	10.44

10.38	Warrant Agency Agreement, dated as of March 12, 2019, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	March 13, 2019	4.2

10.39	Underwriting Agreement, dated as of March 8, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 13, 2019	1.1

10.40	Form of Employee Proprietary Information, Inventions Assignment and Non-Competition Agreement for the Company’s employees, including executive officers†	10-Q	001-35312	May, 9, 2019	10.3

10.41	Offer Letter, by and between the Company and Claudia Drayton, dated December 9, 2014†	10-Q	001-35312	May 9, 2019	10.4

10.42	Offer Letter, by and between the Company and Nestor Jaramillo, dated May 7, 2019†	10-Q	001-35312	May 9, 2019	10.5

10.43	Sixth Amendment to New-Hire Equity Incentive Plan†	10-Q	001-35312	August 8, 2019	10.2

10.44	Placement Agency Agreement, dated as of October 23, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	October 23, 2019	1.1

10.45	Form of Securities Purchase Agreement, dated as of October 23, 2019, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	October 23, 2019	10.1

10.46	Placement Agency Agreement, dated as of November 4, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	November 4, 2019	1.1

10.47	Form of Securities Purchase Agreement, dated as of November 4, 2019, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	November 4, 2019	10.1

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.48	Non-Employee Director Compensation Policy†	10-Q	001-35312	November 8, 2019	10.1

10.49	Seventh Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	December 6, 2019	10.1

10.50	Underwriting Agreement dated as of January 24, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	January 29, 2020	1.1

10.51	Warrant Agency Agreement, dated as of January 28, 2020, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	January 29, 2020	4.2

21	List of Subsidiaries					X

23.1	Consent of Baker Tilly Virchow Krause, LLP					X

24	Power of Attorney (included on signature page)					X

31.1	Section 302 Certification—CEO					X

31.2	Section 302 Certification—CFO					X

32.1	Section 906 Certification—CEO					X

32.2	Section 906 Certification — CFO					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
†	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2020	CHF SOLUTIONS, INC.

	By:	/S/ JOHN L. ERB
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

Signature	Title	Date
/S/ JOHN L. ERB	Chief Executive Officer and Director (principal executive officer)	March 5, 2020
John L. Erb

/S/ CLAUDIA DRAYTON	Chief Financial Officer (principal financial and accounting officer)	March 5, 2020
Claudia Drayton

/S/ STEVEN BRANDT	Director	March 5, 2020
Steven Brandt

/S/ MARIA ROSA COSTANZO	Director	March 5, 2020
Maria Rosa Costanzo

/S/ JON W. SALVESON	Director	March 5, 2020
Jon W. Salveson

/S/ GREGORY D. WALLER	Director	March 5, 2020
Gregory D. Waller

/S/ WARREN S. WATSON	Director	March 5, 2020
Warren S. Watson