Form 10-Q
period 2020-06-30
CHF Solutions, Inc.
filed 2020-08-05
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 3, 2020 was 45,102,231

Page Number

PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$7,821	$1,279
Accounts receivable	978	799
Inventory	2,789	1,797
Other current assets	141	161
Total current assets	11,729	4,036
Property, plant and equipment, net	1,042	991
Operating lease right-of-use asset	351	442
Other assets	21	133
TOTAL ASSETS	$13,143	$5,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,387	$1,488
Accrued compensation	1,695	1,592
Current portion of operating lease liability	196	186
Current portion of finance lease liability	17	—
Other current liabilities	40	85
Total current liabilities	3,335	3,351
Operating lease liability	160	261
Finance lease liability	46	—
Total liabilities	3,541	3,612

Commitments and contingencies

Stockholders’ equity
Series A junior participating preferred stock as of June 30, 2020 and December 31, 2019, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of June 30, 2020 and December 31, 2019, par value $0.0001 per share; authorized 435 and 535 shares, respectively, issued and outstanding 435 and 535, respectively	—	—
Preferred stock as of June 30, 2020 and December 31, 2019, par value $0.0001 per share; authorized 39,969,565 and 39,969,465 shares, none outstanding	—	—
Common stock as of June 30, 2020 and December 31, 2019, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 43,196,813 and 4,674,068, respectively	4	—
Additional paid‑in capital	234,381	218,278
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,209	1,214
Accumulated deficit	(225,992)	(217,502)
Total stockholders’ equity	9,602	1,990
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,143	$5,602

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales	$1,863	$1,677	$3,493	$2,892
Costs and expenses:
Cost of goods sold	664	835	1,460	1,447
Selling, general and administrative	4,234	3,973	8,770	7,991
Research and development	885	1,297	1,749	2,607
Total costs and expenses	5,783	6,105	11,979	12,045
Loss from operations	(3,920)	(4,428)	(8,486)	(9,153)
Loss before income taxes	(3,920)	(4,428)	(8,486)	(9,153)
Income tax expense	(2)	(2)	(4)	(4)
Net loss	$(3,922)	$(4,430)	$(8,490)	$(9,157)

Basic and diluted loss per share	$(0.10)	$(1.93)	$(0.37)	$(8.82)

Weighted average shares outstanding – basic and diluted	37,923	2,295	27,181	1,550

Other comprehensive loss:
Foreign currency translation adjustments	$(2)	$(3)	$(5)	$(5)
Total comprehensive loss	$(3,924)	$(4,433)	$(8,495)	$(9,162)

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2018	513,445	$—	$204,101	$1,223	$(199,388)	$5,936
Net loss	—	—	—	—	(4,727)	(4,727)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation and stock awards, net	3	—	362	—	—	362
Issuance of common and preferred stock, net	455,178	—	10,959	—	—	10,959
Conversion of preferred stock into common stock	1,100,394	—	—	—	—	—
Balance March 31, 2019	2,069,020	$—	$215,422	$1,221	$(204,115)	$12,528
Net loss	—	—	—	—	(4,430)	(4,430)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Stock-based compensation, net	—	—	339	—	—	339
Conversion of preferred stock into common stock	259,300	—	—	—	—	—
Balance June 30, 2019	2,328,320	$—	$215,761	$1,218	$(208,545)	$8,434

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2019	4,674,068	$—	$218,278	$1,214	$(217,502)	$1,990
Net loss	—	—	—	—	(4,568)	(4,568)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Stock-based compensation, net	—	—	380	—	—	380
Issuance of common and preferred stock, net	10,207,759	3	9,613	—	—	9,616
Exercise of warrants	898,050	—	289	—	—	289
Conversion of preferred stock into common stock	11,362,513	—	—	—	—	—
Balance March 31, 2020	27,142,390	$3	$228,560	$1,211	$(222,070)	$7,704
Net loss	—	—	—	—	(3,922)	(3,922)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation, net	—	—	347	—	—	347
Issuance of common stock, net	8,728,108	1	3,423	—	—	3,424
Exercise of warrants	6,838,225	—	2,051	—	—	2,051
Conversion of preferred stock into common stock	488,090	—	—	—	—	—
Balance June 30, 2020	43,196,813	$4	$234,381	$1,209	$(225,992)	$9,602

See notes to the condensed consolidated financial statements

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Six months ended June 30,
	2020	2019
Operating Activities:
Net loss	$(8,490)	$(9,157)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	151	120
Stock-based compensation expense, net	727	701
Loss on disposal of property and equipment	46	—
Changes in operating assets and liabilities:
Accounts receivable	(179)	(146)
Inventory	(1,104)	(32)
Other current assets	20	(75)
Other assets and liabilities	112	(18)
Accounts payable and accrued expenses	(43)	(267)
Net cash used in operating activities	(8,760)	(8,874)

Investing Activities:
Purchases of property and equipment	(69)	(158)
Net cash used in investing activities	(69)	(158)

Financing Activities:
Proceeds from public stock offerings, net	13,040	10,959
Proceeds from warrant exercises	2,340	—
Payments on finance lease liability	(4)	—
Net cash provided by financing activities	15,376	10,959

Effect of exchange rate changes on cash	(5)	(5)
Net increase in cash and cash equivalents	6,542	1,922
Cash and cash equivalents - beginning of period	1,279	5,480
Cash and cash equivalents - end of period	$7,821	$7,402

Supplemental cash flow information
Cash paid for income taxes	$—	$—
Inventory transferred to property, plant and equipment	$112	$—
Equipment acquired through finance lease liability	$67	$—

See notes to the condensed consolidated financial statements.

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: CHF Solutions, Inc. (the “Company”) is a medical device company focused on developing, manufacturing and commercializing the Aquadex FlexFlow® and Aquadex SmartFlow™ systems (herein referred to as the “Aquadex System”) for ultrafiltration therapy. The Aquadex SmartFlow system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20kg or more whose fluid overload is unresponsive to medical management, including diuretics. CHF Solutions, Inc. is a Delaware corporation headquartered in Minneapolis with wholly owned subsidiaries in Australia, Ireland and Delaware. The Company has been listed on Nasdaq since February 2012.

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

Going Concern: The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2019 and 2018 and through June 30, 2020, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2020, the Company had an accumulated deficit of $226.0 million and it expects to incur losses for the immediate future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

The Company became a revenue generating company after acquiring the Aquadex Business in August 2016.  The Company expects to incur additional losses in the near-term as it grows the Aquadex Business, including investments in expanding its sales and marketing capabilities, purchasing inventory, manufacturing components, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, the Company must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require the Company to succeed in training personnel at hospitals and in effectively manufacturing, marketing and distributing the Aquadex System and related components. There can be no assurance that the Company will succeed in these activities, and it may never generate revenues sufficient to achieve profitability.

During 2018, 2019 and through May 5, 2020, the Company closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $30.3 million after deducting the underwriting discounts and commissions or placement agents fees and offering expenses, as applicable, and other costs associated with the offerings. See Note 3 –Shareholder’s Equity. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should warrant exercises not materialize or future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, for disclosures.  For the three months ended June 30, 2020, one customer represented 10% of net sales. For the six months ended June 30, 2020, two customers each represented 10% of net sales.   For the three months and six months ended June 30, 2019, one customer represented 20% and 12% of net sales, respectively.

Accounts Receivable:  Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and managements’ evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of June 30, 2020 or December 31, 2019.  As of June 30, 2020, two customers represented 20% and 15% of the accounts receivable balance.  As of December 31, 2019, two customers represented 13% and 12% of the accounts receivable balance.

Inventories:  Inventories are recorded as the lower of cost or net realizable value using the first-in-first out method.  Overhead is allocated to manufactured finished goods inventory based on the normal capacity of the Company’s production facilities.  Abnormal amounts of overhead, if any, are expensed as incurred.  Inventories consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Finished Goods	$1,044	$750
Work in Process	464	79
Raw Materials	1,281	968
Total	$2,789	$1,797

Loss per share: Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the six months ended June 30, 2020, reflects a $1.6 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series H Convertible Preferred Stock on January 28, 2020. The net loss allocable to common stockholders for the six months ended June 30, 2019, reflects a $4.5 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series G Convertible Preferred Stock on March 12, 2019. The deemed dividends represent the intrinsic value of the preferred shares at the time of issuance. See Note 3 – Shareholders’ Equity for additional disclosures.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30
	2020	2019
Warrants to purchase common stock	22,935,559	5,430,721
Series G convertible preferred stock	—	550,842
Series F convertible preferred stock	1,450,290	102,185
Stock options	519,713	241,635
Total	24,905,562	6,325,383

The following table reconciles reported net loss with reported net loss per share for each of the six months ended June 30:

(in thousands, except per share amounts)	2020	2019
Net loss	$(8,490)	$(9,157)
Deemed dividend to preferred shareholders (see Note 3)	(1,588)	(4,509)
Net loss after deemed dividend	(10,078)	(13,666)
Weighted average shares outstanding	27,181	1,550
Basic and diluted loss per share	$(0.37)	$(8.82)

Subsequent Events: The Company evaluates events through the date the consolidated financial statements are filed for events requiring adjustment to or disclosure in the consolidated financial statements.

Note 2 – Revenue Recognition

Net Sales
The Company sells its products in the United States primarily through a direct sales force. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in the United Kingdom, Italy, Spain, Germany, Austria, Switzerland, Southeast Asia, Brazil, India, Greece, the United Arab Emirates, Israel and Palestine. These distributors resell the Company’s products to hospitals and clinics in their respective geographies.

Revenue from product sales are recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point, unless the customer requests that control and title to the inventory transfer upon delivery.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers which are recognized over time. This revenue represents less than 1% of net sales for the three and six months ended June 30, 2020 and 2019.  The unfulfilled performance obligations related to these extended service plans is included in deferred revenue, which is included in other current liabilities on the consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3 – Stockholders’ Equity

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

Effective July 3, 2018, the conversion price of the Series F convertible preferred stock was reduced from $63.00 to $29.68, the per share price in the July 2018 Offering described below. Effective March 12, 2019, the conversion price of the Series F convertible preferred stock was reduced from $29.68 to $5.25, the per share price to the public of the Series G convertible preferred stock which closed in an underwritten public offering on March 12, 2019.  Effective October 25, 2019, the conversion price of the Series F convertible preferred stock was reduced from $5.25 to $1.41, and on November 6, 2019 from $1.41 to $0.9942, the per share price to the public in the October and November 2019 transactions, respectively, described below.  Effective January 28, 2020, the conversion price of the Series F convertible preferred stock was reduced from $0.9942 to $0.55, the per share price to the public of the Series H convertible preferred stock which closed in an underwritten public offering on January 28, 2020. Effective March 23, 2020, the conversion price of the Series F convertible preferred stock was reduced from $0.55 to $0.30, the per share price to the public in the March 2020 transaction, described below. As of June 30, 2020, and December 31,2019, 435 and 535 shares of the Series F convertible preferred stock remained outstanding, respectively.

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

As of June 30, 2020, and December 31, 2019, all 1,910,536 shares of the Series G convertible preferred stock had been converted into common stock and none remained outstanding.

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

The unregistered warrants issued in each offering were subsequently registered pursuant to a registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission (“SEC”) on December 30, 2019.

Series H Convertible Preferred Stock and January 2020 Offering: On January 28, 2020, the Company closed on an underwritten public offering of common stock, Series H convertible preferred stock and warrants to purchase shares of common stock for gross proceeds of $9.7 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants (“January 2020 Offering”). Net proceeds totaled approximately $8.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. The Series H convertible preferred stock included a beneficial conversion amount of $1.6 million, representing the intrinsic value of the shares at the time of issuance. This amount is reflected as an increase to the loss per share allocable to common stockholders in the six months ended June 30, 2020.

The January 2020 Offering was comprised of 6,046,367 shares of common stock priced at $0.55 per share and 11,517,269 shares of Series H convertible preferred stock, convertible into common stock at $0.55 per share, including the full exercise of the over-allotment option. Each share of Series H convertible preferred stock and each share of common stock was accompanied by a warrant to purchase common stock.  The warrants are exercisable into 17,563,636 shares of common stock. The conversion price of the preferred stock issued in the transaction is fixed and does not contain any variable pricing feature or any price based anti-dilutive feature. The preferred stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock) or liquidation preference, and, subject to limited exceptions, has no voting rights. The securities comprising the units are immediately separable and were issued separately. The warrants are exercisable beginning on the closing date and expire on the fifth anniversary of the closing date and have an initial exercise price per share equal to $0.55 per share, subject to appropriate adjustment in the event of subsequent equity sales of common stock or securities convertible into common stock for an exercise price per share less than the exercise price per share of the warrants then in effect (but in no event lower than 10% of the applicable Unit offering price), or in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting our common stock. Effective March 23, 2020, the exercise price of these warrants was reduced from $0.55 to $0.30, the per share price to the public in the March 2020 offering, described below.

As of June 30, 2020, all 11,517,269 shares of the Series H convertible preferred stock had been converted into common stock and none remained outstanding.  As of June 30, 2020, warrants to purchase 7,736,275 shares of common stock had been exercised for total cash proceeds of $2.3 million.

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

April 2020 Offering: On April 1, 2020 the Company closed on a registered direct offering of 5,130,228 shares of its common stock at a price to the public of $0.434 per share, for gross proceeds of approximately $2.2 million, prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, the Company agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 2,565,114 shares of the Company’s common stock.  The warrants have an exercise price of $0.3715 per share, are exercisable immediately, and will expire five and a half years from the date of issuance. On April 29, 2020, the Company filed a registration statement to register the shares of common stock issuable upon exercise of these warrants and the warrants issued in the March 2020 transaction. The registration statement was declared effective by the SEC on May 8, 2020.

May 2020 Offering: On May 5, 2020 the Company closed on a registered direct offering of 3,597,880 shares of its common stock at a price to the public of $0.4725 per share, for gross proceeds of approximately $1.7 million, prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, the Company agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 1,798,940 shares of the Company’s common stock.  The warrants have an exercise price of $0.41 per share, are exercisable immediately, and will expire five and a half years from the date of issuance. On May 29, 2020, the Company filed a registration statement to register the shares of common stock issuable upon exercise of the warrants. The registration statement was declared effective by the SEC on June 8, 2020.

Placement Agent Fees: In connection with the offerings described above, the Company paid the placement agent an aggregate cash placement fee equal to 8% of the aggregate gross proceeds raised in each of the offerings.

Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services.  The warrant represents the right to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $3.18 per share, the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time.  The warrant expires on May 30, 2024. The warrant was valued at $1.93 per share using the Monte Carlo valuation methodology and was expensed over the term of the consulting engagement which was twelve months.  Significant inputs used for the Monte Carlo valuation were the expected stock price volatility of 136.21%, and management’s expectations regarding the timing of regulatory clearance for an expanded label in pediatrics.  None of these warrants had vested as of June 30, 2020.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Selling, general and administrative expense	$321	$309	$675	$635
Research and development expense	26	30	52	66
Total stock-based compensation expense	$347	$339	$727	$701

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

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or Level 3 and there were no movements between these categories as of June 30, 2020 and December 31, 2019. The Company believes that the carrying amounts of all remaining financial instruments approximate their fair value due to their relatively short maturities.

Note 6 – Income Taxes

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

As of June 30, 2020, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2019.

Note 7—Finance Lease Liability

In June 2020, the Company entered into a lease agreement to finance equipment valued at $67,000.  The equipment consisted of computer hardware and is included in Property, Plant and Equipment in the accompanying condensed consolidated financial statements.  The principal amount under the lease agreement was $64,000 at the date the lease commenced, the implied interest rate is 7.5%, and the term of the lease is 39 months.

Note 8—Commitments and Contingencies

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, and in our subsequent filings with the Securities and Exchange Commission (SEC).

Unless otherwise specified or indicated by the context, the terms “CHF Solutions,” the “Company,” “we,” “us,” and “our”, refer to CHF Solutions, Inc. and its subsidiaries.

 OVERVIEW

About CHF Solutions

We are a medical device company focused on developing, manufacturing and commercializing the Aquadex FlexFlow® and Aquadex SmartFlow™ systems (herein referred to as the “Aquadex System”) for ultrafiltration therapy.  The Aquadex SmartFlow system delivers clinically proven therapy using a simple, flexible and smart method of removing excess fluid from patients suffering from hypervolemia (fluid overload). The Aquadex SmartFlow system is indicated for temporary (up to 8 hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg or more whose fluid overload is unresponsive to medical management, including diuretics.

Previously, the Company was focused on developing the C-Pulse® Heart Assist System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, the Company acquired the business associated with the Aquadex FlexFlow system (herein referred to as the “Aquadex Business”) from a subsidiary of Baxter International, Inc. (“Baxter”) and refocused its strategy to fully devote its resources to the Aquadex Business.

Impact of COVID-19 Pandemic

During the first six months of 2020, we were subject to challenging social and economic conditions created as a result of the outbreak of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”). The resulting impact of the COVID-19 pandemic created disruptions in our operations resulting from rapid and evolving changes implemented to keep our customers, their patients, and our employees safe. These changes included restrictions on hospital access imposed on our field employees by customers dealing in the front lines of COVID-19 and managing the spread of the virus, changes to employees work practices by requiring employees to work remotely and increased protocols to ensure the safety of those employees that remained on site.  The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted.

We may experience constrained supply or curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience negative impacts from changes in how we conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, production delays, warehouses and staffing disruptions and shortages, decreases or delays in customer demand and spending, difficulties or changes to our sales process and customer support.

Several hospitals in the U.S. have included the Aquadex System into their treatment protocol for fluid management of COVID-19, especially when dialysis equipment and staff are limited.  In March 2020, we increased production of the Aquadex System to meet anticipated demand due to its use in treatment protocols for COVID-19. We estimate that approximately 34% of our revenue for the second quarter of 2020 was driven by hospitals treating patients with COVID-19. However, we have also seen changes to our sales practices due to restrictions on hospital access and believe that revenue in other areas was negatively impacted by these restrictions.  In addition, the disruption created by COVID-19 has created significant uncertainty about our ability to access the capital markets in future periods. As of the filing date of this Form 10-Q, the extent to which COVID-19 may continue to impact our financial condition or results of operations or guidance is uncertain and cannot be reasonably estimated but could be material and last for an extended period of time. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. See Part 1, Item 1-A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for further discussion of the possible impact of the COVID-19 pandemic on our business.

Recent Developments

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

Public Offerings
On May 5, 2020, we closed on a registered direct offering of 3,597,880 shares of common stock at a price to the public of $0.4725 per share, for gross proceeds of approximately $1.7 million, prior to deduction of commissions and offering related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 1,798,940 shares of the Company’s common stock. The warrants have an exercise price of $0.41 per share, are exercisable immediately, and will expire five and a half years from the date of issuance. On May 29, 2020, we filed a registration statement to register the shares of common stock issuable upon exercise of the warrants. The registration statement was declared effective by the SEC on June 8, 2020.

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

Nasdaq Notice
On December 17, 2019, we received a letter (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”) advising that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “CHFS.” Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice (the “Compliance Period”), the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Capital Market, absent noncompliance with any other requirement for continued listing. The Nasdaq letter further states that if compliance with the Minimum Bid Price Rule cannot be demonstrated by the end of the 180-day period, we may be eligible for a second 180-day period to regain compliance. To be eligible for the second 180 day compliance period, (i) we must meet the market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market set forth in Marketplace Rule 5505 (except the bid price requirement), (ii) we must provide Nasdaq with written notice of its intention to cure the deficiency, through a reverse stock split, if necessary, and (iii) Nasdaq must determine that the Company will be able to cure the deficiency. If we do not regain compliance with the Minimum Bid Price. Requirement by the end of the Compliance Period (or the Compliance Period as may be extended) the Company’s common stock will be subject to delisting. At such time, we may appeal Nasdaq’s delisting determination.

On April 17, 2020, Nasdaq notified us that the 180-day period to regain compliance with the Minimum Bid Price Rule has been extended due to the global market impact caused by COVID-19. More specifically, Nasdaq has stated that the compliance periods for any company previously notified about non-compliance are suspended effective April 16, 2020, until June 30, 2020.  On July 1, 2020, companies received the balance of any pending compliance period exception to regain compliance with the Minimum Bid Price Rule.  As a result of this extension, we now have until August 28, 2020 to regain compliance with the Minimum Bid Price Rule.

At our annual meeting of stockholders (the “Annual Meeting”), held on May 20, 2020 and adjourned to June 19, 2020, our board of directors proposed an amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock, which if implemented would increase the closing bid price of our common stock above $1.00.  There were insufficient votes to pass such proposal at the Annual Meeting.

We intend to monitor the closing bid price of our common stock through the Compliance Period.  If we have not regained compliance with the Minimum Bid Price before August 28, 2020, we intend to seek an 180-day extension to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.

Promotion of Nestor Jaramillo, Jr.
On June 25, 2020, we announced that Nestor Jaramillo, Jr., our Chief Commercial Officer, was promoted to President and Chief Operating Officer effective July 1, 2020.

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

Revenue Recognition:  We recognize revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018. Accordingly, we recognize revenue when our customers obtain control of its products or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional disclosures.

Accounts Receivable:  Our accounts receivable have terms that require payment in 30 days.  We did not establish an allowance for doubtful accounts as of June 30, 2020 as we have not had any write offs or experienced a deterioration in the aging of our receivables, and do not expect to experience in the future.

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

Loss per share: We compute basic loss per share based on the net loss allocable to common stockholders for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the six months ended June 30, 2020, reflects a $1.6 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series H Convertible Preferred Stock on January 28, 2020. The net loss allocable to common stockholders for the six months ended June 30, 2019, reflects a $4.5 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the March 2019 public offering, representing the intrinsic value of the preferred shares at the time of issuance.

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

Going Concern: Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2019 and 2018, and through June 30, 2020, we incurred losses from operations and net cash outflows from operating activities as disclosed in the condensed consolidated statements of operations and cash flows, respectively. As of June 30, 2020, we had an accumulated deficit of $226.0 million and we expect to incur losses for the immediate future. To date, we have been funded primarily by various debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about our ability to continue as a going concern through the next twelve months.

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

During 2018, 2019 and through May 5, 2020, we closed on registered direct and underwritten public equity offerings for net proceeds of approximately $30.3 million after deducting the underwriting discounts and commissions and other costs associated with the offering. We will be required to seek additional funding to grow our business, which may not be available on terms favorable to us, or at all. We may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should warrant exercises not materialize or future capital raising be unsuccessful, we may not be able to continue as a going concern. We have made no adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we not continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements, when applicable, is included in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  There are no new accounting pronouncements not yet adopted that the Company believes will have a material impact on the financial statements of the Company.

FINANCIAL OVERVIEW

We are a medical device company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities from Baxter to our facilities in Eden Prairie, Minnesota. As of June 30, 2020, we had an accumulated deficit of $226.0 million and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019

Net Sales
(in thousands)

Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Increase (Decrease)	% Change
$1,863	$1,677	$186	11.1%

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

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Increase (Decrease)	% Change
Cost of goods sold	$664	$835	$(171)	20.5%
Selling, general and administrative	$4,234	$3,973	$261	6.6%
Research and development	$885	$1,297	$(412)	(31.8)%

Cost of Goods Sold
In the first quarter of 2019, we began selling our internally manufactured inventory, after successfully transitioning all manufacturing activities from Baxter during 2018. The improvement in gross margins in the second quarter of 2020, reflects the impact of increasing volumes and efficiencies achieved as we leverage our existing manufacturing infrastructure. While we may experience quarterly variations in gross margin performance, we expect that our yearly gross margins will continue to improve as volumes increase and we achieve larger efficiencies of scale.

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

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

Net Sales
(in thousands)

Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Increase (Decrease)	% Change
$3,493	$2,892	$601	20.8%

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

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Increase (Decrease)	% Change
Cost of goods sold	$1,460	$1,447	$13	0.9%
Selling, general and administrative	$8,770	$7,991	$779	9.7%
Research and development	$1,749	$2,607	$(858)	(32.9)%

Cost of Goods Sold
In the first quarter of 2019, we began selling our internally manufactured inventory, after successfully transitioning all manufacturing activities from Baxter during 2018. The improvement in gross margins in the first six months of 2020, reflects the impact of increasing volumes and efficiencies achieved as we leverage our existing manufacturing infrastructure. While we may experience quarterly variations in gross margin performance, we expect that our yearly gross margins will continue to improve as volumes increase and we achieve larger efficiencies of scale.

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

On July 3, 2018, we closed on an underwritten public offering of 181,941 shares of common stock, for gross proceeds of $5.4 million.  Net proceeds totaled approximately $4.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 3 – Stockholders’ Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On March 12, 2019, we closed on an underwritten public offering for net proceeds totaling approximately $11.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. In connection with this offering, we issued a total of 455,178 shares of common stock, approximately 1.9 million shares of Series G convertible preferred stock and warrants to purchase approximately 4.7 million shares of common stock. See Note 3 – Stockholders’ Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On October 25, 2019, we closed on a registered direct offering of common stock, for gross proceeds of approximately $660,000, prior to deducting commissions and expenses related to the transaction.  In a concurrent private placement, we agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 575,830 shares of our common stock.  See Note 3 – Stockholders’ Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On November 6, 2019, we closed on a registered direct offering of common stock, for gross proceeds of approximately $1.36 million, prior to deducting commissions and expenses related to the transaction.  In a concurrent private placement, we agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 1,219,076 shares of our common stock. See Note 3 – Stockholders’ Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On January 28, 2020, we closed on an underwritten public offering of 6,046,367 shares of common stock, 11,517,269 shares of Series H Preferred Stock and warrants to purchase 17,563,636 shares of Common Stock, which included the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $9.7 million. Net proceeds totaled approximately $8.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 3 – Stockholders’ Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On March 23, 2020, we closed on a registered direct offering of 4,161,392 shares of common stock at a price to the public of $0.30 per share, for gross proceeds of approximately $1.2 million, prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 4,161,392 shares of the Company’s common stock.  See Note 3 – Stockholders’ Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 1, 2020 we closed on a registered direct offering of 5,130,228 shares of common stock at a price to the public of $0.434 per share, for gross proceeds of approximately $2.2 million, prior to deduction of commissions and offering expenses payable related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 2,565,114 shares of the Company’s common stock.  The warrants to purchase up to 2,565,114 shares of common stock have an exercise price of $0.3715 per share, are exercisable immediately, and expire five and a half years from the date of issuance. On April 29, 2020, we filed a registration statement to register the shares of common stock issuable upon exercise of the warrants that were issued on March 23, 2020 and April 1, 2020 and the registration statement was declared effective by the SEC on May 8, 2020.   See Note 3 – Stockholders’ Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On May 5, 2020, we closed on a registered direct offering of 3,597,880 shares of common stock at a price to the public of $0.4725 per share, for gross proceeds of approximately $1.7 million, prior to deduction of commissions and offering related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 1,798,940 shares of the Company’s common stock. The warrants have an exercise price of $0.41 per share, are exercisable immediately, and will expire five and a half years from the date of issuance. On May 29, 2020, we filed a registration statement to register the shares of common stock issuable upon exercise of the warrants that were issued on in this transaction, and the registration statement was declared effective by the SEC on June 8, 2020.  See Note 3 – Stockholders’ Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the first six months of 2020, investors exercised warrants to acquire 7,736,275 shares of common stock for cash proceeds totaling $2.3 million.

As of June 30, 2020, and December 31, 2019, cash and cash equivalents were $7.8 million and $1.3 million, respectively. Prior to our acquisition of the Aquadex Business in August 2016, we did not have a product approved for commercial sale and focused our resources on developing, manufacturing, and commercializing our C-Pulse System.  Our business strategy and ability to fund our operations in the future depends in part on our ability to grow our Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities and controlling costs. While we expect to continue to receive proceeds from the exercise of warrants, we will likely need to seek additional financing in the future, which, to date, has been through offerings of our equity. The disruption created by COVID-19 in our operations, our sales outlook, and the capital markets where we would seek such financing, have created uncertainty about our ability to access the capital markets in future periods.

Cash Flows from Operating Activities
Net cash used in operating activities was $8.8 and $8.9 million for the six months ended June 30, 2020 and 2019, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, and the effects of changes in operating assets and liabilities, mainly the reduction in outstanding payables and accrued expenses, as well as increases in raw materials and finished goods inventory.

Cash Flows from Investing Activities
Net cash used in investing activities was $69,000 and $158,000 for the six months ended June 30, 2020 and 2019, respectively.  The cash used in investing activities was primarily for the purchase of manufacturing, laboratory and office equipment.

Cash Flows from Financing Activities
As described above, net cash provided by financing activities was $15.4 and $11.0 million for the six months ended June 30, 2020 and 2019, respectively.

Capital Resource Requirements

As of June 30, 2020, we did not have any material commitments for capital expenditures.

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

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding the potential impacts of the COVID-19 pandemic on our business operations, cash flow, business development, and employees, our ability to execute on our strategic realignments, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, our ability to integrate acquired businesses, our expectations regarding anticipated synergies with and benefits from acquired businesses and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.  Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in other reports filed thereafter with the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. CHF Solutions may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.
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

As of June 30, 2020, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any other material litigation threatened against us.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our Quarterly Report on Form 10-Q for the period ended March 31, 2020, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported on our Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the current reporting period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
CHF Solutions, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2020

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-35312	June 14, 2013	3.1

3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.7	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended, of CHF Solutions, Inc	8-K	001-35312	January 2, 2019	3.1

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	001-35312	March 13, 2019	3.1

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock	8-K	001-35312	January 29, 2020	3.1

3.10	Second Amended and Restated Bylaws	8-K	001-35312	May 23, 2017	3.2

4.1	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated May 1, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	May 4, 2020	4.1

10.1	Placement Agency Agreement, dated as of May 1, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	May 4, 2020	1.1

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
10.2	Form of Securities Purchase Agreement, dated as of May 1, 2020, by and among the Company and the purchasers identified on the signature pagers thereto	8-K	001-35312	May 4, 2020	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHF Solutions, Inc.

Date: August 5, 2020	By:	/s/ John L. Erb
John L. Erb
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: August 5, 2020	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer
(principal financial officer)