Form 10-K
period 2020-12-31
CHF Solutions, Inc.
filed 2021-03-25
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the June 30, 2020 closing sale price of $14.37 per share) was approximately $8.3 million.
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 19, 2021 was 6,531,942 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

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
Overview
We are a medical device company dedicated to changing the lives of patients suffering from fluid overload through science, collaboration, and innovative technology. The company is focused on developing, manufacturing, and commercializing medical devices used in ultrafiltration therapy, including the Aquadex FlexFlow® and the Aquadex SmartFlow® systems (collectively the “Aquadex System”). The Aquadex System is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20kg or more whose fluid overload is unresponsive to medical management, including diuretics.
Fluid Overload
Fluid overload, also known as hypervolemia, is a condition in which there is too much fluid in the blood and generally refers to the expansion of the extracellular fluid volume. Although the body does need some amount of fluid to remain healthy, too much can cause an imbalance and damage to an individual’s health.
The signs and symptoms of fluid overload are not always the same in each patient and may vary. However, possible signs and symptoms of fluid overload include: pulmonary edema/pleural effusion, peripheral edema, anasarca (swelling of the skin) ascites, jugular vein distention and dyspnea. Medical conditions or diseases where excess fluid accumulates in the body are: heart failure, kidney failure, nephrotic syndrome, cirrhosis, or burn injuries/trauma. Individuals may also suffer from temporary fluid overload following certain surgical procedures, such as cardiac surgery. The diagnosis of fluid overload can be made through a variety of tests/exams such as a physical exam (weight and edema), blood chemistry, electrocardiogram (ECG or EKG), glomerular filtration rate (GFR), liver enzymes, and urinalysis, or serum/urine sodium test. Fluid overload has a significant association with the combined events of death, infection, bleeding, arrhythmia, and pulmonary edema1 and is a leading cause of readmissions with patients suffering from heart failure and patients following cardiac surgery.
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
[1]	Stein, Aet. al. Critical Care, 2012:16:R99
[2]	Ronco C, Costanzo MR, Bellomo R, et al. (2010) Fluid Overload Diagnosis and Management. Basel, Switzerland: Karger.
[3]	Ellison DH. Diuretic therapy and resistance in congestive heart failure. Cardiology.2001;96:132-143.
[4]	Kamath SA. The role of ultrafiltration in patients with decompensated heart failure. Int J of Nephrol.2011.
[5]	Felker MG. Diuretics and ultrafiltration in acute decompensated heart failure J Am Coll Cardiol 2012 Jun 12;59(24):2145-53.
[6]	Testani JM, Hanberg JS, Cheng S, et al. Rapid and highly accurate prediction of poor loop diuretic natriuretic response in patients with heart failure. Circ Heart Fail. 2016 Jan;9(1):e002370.

diuretic secretion.7 Despite treatment with loop diuretics, patients are frequently hospitalized and treated for recurrent symptoms and signs of fluid overload. Among more than 50,000 patients enrolled in the Acute Decompensated Heart Failure National Registry (“ADHERE”) study, only 33% lost ≥ 2.27 kg (5 lbs), and 16% gained weight during hospitalization.8
Nearly one-half of hospitalized patients with heart failure are discharged with residual fluid excess after receiving conventional diuretic therapies.9 Regardless of diuretic strategy, 42% of acutely decompensated heart failure subjects in the DOSE (Diuretic Optimization Strategies Evaluation) trial reached the composite endpoint of death, rehospitalization, or emergency department visit at 60 days.10 There is an association of chronic loop diuretic therapy and greater resource utilization at hospitals.11 Therefore, an alternative therapy to help stabilize or improve patient care is needed.
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
Benefits of the Aquadex System
The Aquadex System offers a safe approach to treating fluid overload and:
•	Provides complete control over rate and total volume of fluid removed by allowing a medical practitioner to specify the amount of fluid to be removed from each individual patient;
•	Can be performed via peripheral or central venous access;
•	Removes isotonic fluid (extracts sodium while sparing potassium and magnesium);[15]
[7]	Hoorn EJ and Ellison DH. Diuretic Resistance. Am J Kidney Dis. 2017;69(1):136-142.
[8]	Costanzo MR, Ronco C, Abrahman WT, et al. Extracorporeal ultrafiltration for fluid overload in heart failure. J Am Coll Cardiol. 2017;69(19):2428-2445.
[9]	Gheorghiade M, Filippatos G. Reassessing treatment of acute heart failure syndromes: the ADHERE registry.Eur Heart J Suppl. 2005; 7:B13-19.
[10]	Felker GM, Lee KL, Bull DA, et al. Diuretic strategies in patients with acute decompensated heart failure. N Engl J Med.2011; 364:797-805.
[11]	Costanzo MR, Guglin ME, Saltzberg MT, et al. Ultrafiltration versus intravenous diuretics for patients hospitalized for acute decompensated heart failure. J Am Coll Cardiol. 2007; 49(6):675-683.
[12]	Agostoni PG, Marenzi GC, Pepi M, et al. Isolated ultrafiltration in moderate congestive heart failure. J Am Coll Cardiol. 1993; 21(2):424-431.
[13]	Costanza MR, et. al. Ultrafiltration vs. Diuretics for the Treatment of Fluid Overload in Patients with Heart Failure: A Hospital Cost Analysis. Value Health. 2018; 21 (Suppl 1):S167.
[14]	SAFE Trial: Jaski BE, et al. J Card Fail. 2003 Jun; 9(3): 227-231; RAPID Trial: Bart BA, et al. J Am Coll Cardiol. 2005 Dec 6; 46(11): 2043-2046.
[15]	Ali SS, et al. Congest Heart Fail. 2009; 15(1):1-4.

•	Following ultrafiltration, neurohormonal activation is reset toward a more physiological condition and diuretic efficacy is restored;[16]
•	Provides highly automated operation with only one setting required to begin;
•	Utilizes a single-use, disposable auto-loading blood filter circuit that facilitates easy set-up;
•	Has a built-in console that guides medical practitioner through the setup and operational process; and
•	Decreased hospital readmissions and duration resulting in cost savings at 90 days.[17] [18]
Components of the Aquadex System
The Aquadex System consists of:
•	A console, a piece of capital equipment containing electromechanical pumps and an LCD screen;
•	A one-time disposable blood set, an integrated collection of tubing, filter, sensors, and connectors that contain and deliver the blood from and back to the patient; and
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
Our Market Opportunity
The Aquadex System is indicated for the treatment of patients suffering from fluid overload who have failed diuretics. We are currently focusing our commercial activities in three primary clinical areas where fluid overload is prevalent: critical care, pediatrics and heart failure.
Critical Care
Patients suffer from fluid overload in connection with a variety of critical care procedures and treatments, including cardiac surgery, liver and other organ transplants, ventricular assist device (“VAD”) implants, extra corporeal membrane oxygenation (“ECMO”) therapy, treatment for coronavirus disease 2019 (“COVID-19”), sepsis, liver disease and severe burns. According to the National Center for Health Sciences, over 7.3 million cardiovascular operations are performed each year in the United States, including an estimated 340,000 coronary-artery bypass grafting (CABG) procedures19, 180,000 valve procedures20, and 3,000 VAD implants21. Cardiac surgery is associated with a degree of fluid overload due to cardio pulmonary bypass. Cardio pulmonary bypass often requires a physician to administer a high volume of pre- and post-operative fluids (e.g. cardio pulmonary bypass pumps prime fluid, fluid used for cardioplegia, other fluids administered to address hypotension or post-operative crystalloid). Fluid overload in post-cardiac surgery can readily occur because surgery can affect the pumping actions of the heart, leading to postoperative hemodynamic instability. The condition often remains symptomless for several days until clinical symptoms become apparent, when treatment is almost always too late and ineffective.22
The potential complications (e.g. renal failure, stroke, infection, arrhythmias, or prolonged intubation) are reported to be associated with high mortality, particularly when renal replacement therapy is required. Major complications after cardiac operations are associated with an increased risk for operative death, longer hospital
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
Heart failure is one of the leading causes of death in the United States and other developed countries. In fact, approximately 50% of patients who develop heart failure die within five years of diagnosis. Based on data from the National Health and Nutrition Examination Survey conducted by the Centers for Disease Control and Prevention/National Center for Health Statistics from 2011 to 2014, the American Heart Association estimates that 6.5 million people in the United States, age 20 and over, had heart failure26. Based on the Atherosclerosis Risk in Communities Study from 2005 to 2013, conducted by the National Heart, Lung and Blood Institute, there are an estimated 960,000 new heart failure cases annually27. Annual hospitalizations for heart failure exceed one million in both the United States and Europe, and more than 90% are due to symptoms and signs of fluid overload28. In addition, approximately 68% of patients are discharged with sub-optimal results.29 As such, there are over 600,000 heart failure patients in the United States who might benefit from new technologies to treat fluid overload.
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
By not truly addressing the fluid overload problem, patients are being readmitted to the hospital too frequently, with 30-day readmissions of 22% and 6-month readmissions of 44%, while 78% of patients are admitted directly to the emergency department as the first point of care.31, 32
Heart failure often requires inpatient treatment and it carries a huge economic burden in the United States, costing the nation an estimated $60.2 billion each year with hospital costs accounting for 62% of the economic burden.33 As the population ages, healthcare expenditures are expected to increase substantially.34 Therefore, therapies aimed at treating congestion and fluid overload is essential from a patient care and health economic perspective.
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
Hospitals in the United States also face potential penalties for heart failure readmissions. As part of the Patient Protection and Affordable Care Act of 2012, as amended (the “Affordable Care Act”), Medicare instituted the Hospital Readmissions Reduction Program (HRRP), which penalizes hospitals with high 30-day readmission rates for heart failure and other common diseases and procedures. This penalty can be as high as 3% of reimbursement for all Medicare admissions. Technologies that help reduce readmissions, such as the Aquadex System, can help hospitals mitigate these penalties.
Pediatrics
Many of the conditions and procedures faced by adult patients also occur in pediatric patients, such as cardiac surgery, organ transplants, heart failure and ECMO therapy. Similar to adult patients, these conditions and procedures may lead to fluid overload. While incidence data is not readily available, it is estimated that there are approximately 10,000 to 14,000 pediatric patients with heart failure35 and approximately 18,000 receiving cardiac surgery, ECMO therapy, and solid organ transplantation.36, 37, 38 In addition to these conditions, babies born prematurely may not have functioning kidneys and need kidney replacement therapy for survival. It is estimated that approximately 11,000 newborn babies require neonatal kidney replacement therapy each year in the United States.39
Our Strategy
Our vision is to change the lives of patients suffering from fluid overload through science, collaboration and innovation. We provide healthcare professionals with a reliable and sophisticated, yet easy to use, mechanical pump and filtration system to remove excess fluid in fluid overloaded patients. We believe that our technology will provide a competitive advantage in the fluid management market by providing improved clinical benefits and reducing the cost of care relative to other treatment alternatives.
Our strategic focus is to demonstrate a strong business model by driving revenue growth. Growing revenue is the key metric employees, stockholders and potential investors will use to judge our performance. Our field-based employees include both sales representatives and clinical specialists in 13 sales territories in the United States. We also have distribution agreements in several countries in Europe, South America and Asia. We intend to focus on the acute needs of fluid overloaded patients in cardiac surgery and other areas of critical care, while continuing to support heart failure patients in the inpatient setting, and eventually the outpatient setting. With the recent U.S. Food and Drug Administration (“FDA”) 510(k) clearance for use in pediatric patients weighing 20kg or more, we have expanded our commercialization efforts to treatments for pediatric patients.
Critical Care: At the end of the third quarter of 2018, we launched a marketing campaign focused on the benefits of the Aquadex System in treating patients suffering from fluid overload following cardiac surgery procedures, such as CABG, valve repairs and replacements procedures, VAD implants and other cardiac surgical procedures. In September 2019, we realigned our sales force to further focus on the acute needs of fluid overloaded patients in the critical care setting. We believe that we will continue to grow revenue in this faster growing segment of our business by leveraging the synergies between heart failure cardiologists and cardiovascular surgeons, traditional technology adoption rates of cardiac surgeons, and product purchase cycle of the cardiac surgical and other critical care centers at large hospitals.
[35]	Jayaprasad. Heart Views. 2016 Jul-Sep; 17(3): 92-99.
[36]	https://www.cdc.gov/ncbddd/heartdefects/data.html.
[37]	Karamlou T, et al. J Thorac Cardiovasc Surg. 2013 Feb;145(2):470-5. doi: 10.1016/j.jtcvs.2012.11.037. Epub 2012 Dec 14.
[38]	https://www.organdonor.gov/about/donors/child-infant.html.
[39]	https://www.ncbi.nlm.nih.gov/pubmed/23833312.

Pediatrics: Ultrafiltration is used by physicians to treat fluid overload in various conditions in pediatric patients, including heart failure, cardiac surgery40, ECMO therapy41, solid organ transplantation42, and kidney replacement therapy for neonatal patients. In February 2020, the Company received 510(k) clearance of the Aquadex System to include pediatric patients who weigh 20kg or more. With this clearance, we expanded our commercialization efforts to include promotion to physicians and hospitals who treat this pediatric population in March 2020, and we expect to evaluate additional improvements to the Aquadex System to further address the needs of the pediatric population. We are investing in the development of new clinical evidence around use of ultrafiltration in pediatric patients, including the December 2020 launch of the ULTRA pediatrics registry, a multi-center, single-arm study, which we anticipate will involve over 500 patients. We plan to invest in other clinical studies in this patient population.
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
Heart Failure Out-Patients: Further, we intend to expand the use of the Aquadex System with heart failure patients in the outpatient setting, such as an infusion clinic or hospital outpatient department (e.g. observation unit). While currently not reimbursed by Medicare and private payors, outpatient clinics are still using the Aquadex System to treat patients suffering from fluid overload because it can be a financial benefit to use the Aquadex System without reimbursement rather than to incur Medicare penalties for readmission into the inpatient setting. We are supporting the development of new evidence regarding the economic impact of ultrafiltration in the outpatient setting, including a clinical study on outpatient use that was initiated by the Department of Veterans Affairs Medical Center in Tampa, Florida in the fourth quarter of 2019. We plan to use such new evidence to seek reimbursement and gain broader adoption of the Aquadex System in the outpatient market.
Outside of the United States, the Aquadex System is sold by independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. We currently have distribution relationships in Austria, Brazil, Brunei, Germany, Greece, Hong Kong, India, Israel, Italy, Palestine, Singapore, Spain, Switzerland, Thailand and the United Kingdom. We intend to continue to establish distribution partners in additional countries outside of the United States.
Besides driving near term revenue growth through sales of the Aquadex System, we intend to develop product enhancements to improve performance and customer satisfaction. We have projects designed to improve venous access for the Aquadex catheter and enhance the functionality of the hematocrit sensor that is part of the Aquadex console. We also are collaborating with partners to evaluate diagnostic tools for physicians to use during an Aquadex therapy to more precisely determine the amount of excess fluid to be removed, the rate of ultrafiltration, and when to stop therapy as dry weight is approached. As we expand our commercialization efforts in the pediatric market, we expect to evaluate additional improvements to the Aquadex System to further address the needs of the pediatric population.
Sales and Marketing
As of March 19, 2021, we had 30 full-time employees in sales and marketing. We have 13 sales territories in the United States. Our U.S. sales force includes account managers, as well as field clinical specialists who provide training, technical and other support services to our customers. Following the acquisition of the business associated with the Aquadex System (the “Aquadex Business”) from Baxter International, Inc. (“Baxter”) in August 2016, our direct sales force was focused initially on re-engaging hospital accounts that ordered Aquadex blood sets in prior years, re-educating customers on the therapy, and assessing each hospital’s use of the Aquadex System to gain additional opportunity for increased utilization, primarily in heart failure. In 2018, we expanded our commercialization efforts to include post-cardiac surgery. In September 2019, we realigned our sales force to further focus on the acute needs of fluid overloaded patients in the critical care setting, while still supporting heart failure. We expanded our commercialization efforts to include pediatrics, following receipt of 510(k) clearance of the Aquadex System to include pediatric patients who weigh 20kg or more in February 2020.
[40]	Elliott MJ.Ann Thorac Surg 1993;56:1518-22. fluid overload.
[41]	Selewski DT, et al. Crit Care Med. 2012 September; 40(9): 2694-2699. doi:10.1097/CCM.0b013e318258ff01.
[42]	Riley AA. BMC Nephrology. 2018; volume 19, Article number: 268.

In the United States, our target customers for the Aquadex System include health care systems and academic hospitals specializing in advanced treatment of chronic heart failure and/or critical care patients. With the 510(k) clearance of the Aquadex SmartFlow system for pediatric patients weighing over 20 kg, we are also targeting pediatric hospitals. Our largest customer represented 10.5% of our 2020 annual revenue. The loss of this customer would have a material adverse effect on our revenue.
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
In October 2020, a third party real-world retrospective study of 335 patients treated with the Aquadex FlexFlow® System, “10 years of real world data with UF for ADHF patients,”1 compared previous RCT trials with ultrafiltration and demonstrated that ultrafiltration compares favorably in reducing heart failure rehospitalizations, renal function response, and weight/volume loss.
In November 2020, we launched the ULTRA pediatrics registry, a multi-center, single-arm study. This registry involves at least ten clinical sites and we anticipate involving over 500 patients. We expect to conduct additional clinical studies to provide further evidence of the safety and effectiveness of the Aquadex System.
43 Grodin JL, et al. Eur J of Heart Fail. 2018 Jul;20(7):1148-1156.
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
In 2020, we initiated a product development projects designed to improve peripheral venous access for the Aquadex FlexFlow® catheter and minimize filter clotting during the use of Aquadex System and expect to initiate a product development project in the near future designed to enhance the functionality of the hematocrit sensor that is part of the Aquadex console. As we expand our commercialization efforts in the pediatric market, we expect to evaluate product opportunities to further address the needs of the pediatric population. We are also evaluating diagnostic tools for physicians to use during an Aquadex therapy to more precisely determine the amount of excess fluid to be removed, the rate of ultrafiltration, and when to stop therapy as dry weight is approached.
Manufacturers and Suppliers
We manufacture the Aquadex System at our 23,000 square foot facility in Eden Prairie, Minnesota. Since the transfer of manufacturing from Baxter following the acquisition of the Aquadex Business, we have been manufacturing Aquadex FlexFlow® consoles and blood circuits in-house since the fourth quarter of 2017 and Aquadex FlexFlow® catheters in-house since the third quarter of 2018. We have manufactured the Aquadex SmartFlow® console since its development in 2019. We purchase parts and components for the Aquadex System from third-party manufactures and suppliers. We believe that our current manufacturing facility is suitable and adequate to meet anticipated manufacturing demands, and that, if necessary, suitable additional or substitute space will be available to accommodate expansion of our operations.
Intellectual Property
We have established an intellectual property portfolio through which we seek to protect our system and technology. In connection with our acquisition of the Aquadex Business, we entered into a patent license agreement with Baxter pursuant to which we obtained, for no additional consideration, a world-wide license to 49 exclusively licensed and 9 non-exclusively licensed patents used in connection with the Aquadex System to make, have made, use, sell, offer for sale and import, the Aquadex System in the “field of use.” Under the patent license agreement, Baxter has agreed to use commercially reasonable efforts to continue maintenance of seven “required maintenance patents,” and we have agreed to reimburse Baxter for all fees, costs, and expenses (internal or external) incurred by Baxter in connection with such continued maintenance. The rights granted to us under the patent license agreement will automatically revert to Baxter in the event we cease operation of the Aquadex Business or we file for, have filed against us, or otherwise undertake any bankruptcy, reorganization, insolvency, moratorium, or other similar proceeding. We estimate that the patents licensed from Baxter will expire between approximately 2020 and 2025.
We have nine pending patent applications. The first application is based on our design for a wearable device designed to assist in maintaining peripheral venous blood flow access in the arm during ultrafiltration treatment. The second application includes multiple potential new features and improvements to the diagnostic and ultrafiltration capabilities of the Aquadex System, which, to the extent incorporated into the product, would be designed to help patient fluid balance and to improve usability for healthcare providers. The third application involves a vacuum pump-controlled garment to increase vein diameter and venous flow for peripheral ultrafiltration. The fourth application involves plasma and blood volume measurement during ultrafiltration therapy. The fifth application involves updates to the Aquadex System for use with pediatric patients. The sixth application involves a dual-lumen ultrafiltration catheter. The seventh application involves improved diagnostic parameters. The eight application involves a multi-stage cytokine filtration system. The ninth application involves peripheral venous access technology.
In addition, as of March 19, 2021, we owned 37 issued patents and one pending patent applications in the United States and in foreign jurisdictions related to our prior technology, the C-Pulse® Heart Assist System (the “C-Pulse System”) for treatment of Class III and ambulatory Class IV heart failure. We estimate that most of our currently issued U.S. patents will expire between approximately 2020 and 2025. Given the strategic refocus away from C-Pulse System and towards the Aquadex System, we have chosen to limit the maintenance of issued C-Pulse System related patents to those innovations that are of the highest value. Further, we have elected to emphasize a few of the most critical jurisdictions rather than maintain the earlier approach that involved multiple countries. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any financial return. Even if issued, existing or future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to obtain commercial benefits from them.
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
Competition
Competition from medical device companies and medical device divisions of health care companies, pharmaceutical companies and gene- and cell-based therapies is intense and expected to increase. The vast majority of patients with fluid overload receive pharmacological treatment (diuretics) as a standard of care. There are no direct competitors for the Aquadex System in heart failure or critical care in the United States, other than diuretics. Other systems, such as Baxter’s Prismaflex, a filter-based device that is approved for continuous renal replacement therapy for patients weighing 20kg or more with acute renal failure and/or fluid overload, represent indirect competitors, as they can also be used to conduct ultrafiltration with significant limitations. In pediatrics, the Carpediem system distributed by Medtronic is indicated for use in acute kidney injury or fluid overloaded patients requiring hemodialysis or hemofiltration therapy and Baxter’s HF20 Set is authorized under an Emergency Use Authorization to deliver continuous renal replacement therapy (“CRRT”) to treat patients of low weight (8-20 kg) in an acute care environment during the COVID-19 pandemic.
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
Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization are premarket notification (also called 510(k) clearance) and premarket approval (“PMA”). The type of marketing authorization applicable to a device—510(k) clearance or PMA—is generally linked to classification of the device. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its Quality System Regulation (“QSR”). Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed.
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
The Aquadex FlexFlow® system was granted FDA 510(k) clearance for commercial use on June 3, 2002. Additional 510(k) clearances have been received for the Aquadex FlexFlow® system in subsequent years. In February 2020, we received 510(k) clearance of the Aquadex SmartFlow system to include pediatric patients who weigh 20kg or more.
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
All clinical trials must be conducted in accordance with regulations and requirements collectively known as “Good Clinical Practices”. Good Clinical Practices include the FDA’s IDE regulations, which describe the conduct of clinical trials with medical devices. They also prohibit promotion, test marketing or commercialization of an investigational device and any representation that such a device is safe or effective for the purposes being investigated. Good Clinical Practices also include the FDA’s regulations for institutional review board approval and for protection of human subjects (such as informed consent), as well as disclosure of financial interests by clinical investigators. Required records and reports are subject to inspection by the FDA
The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of any clinical trials may be delayed or halted or be inadequate to support approval of a PMA application or clearance of a premarket notification for numerous reasons.
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
European Union
In order to import and sell our products in member countries of the European Union, or EU, medical devices currently must comply with the essential requirements of the European Union Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene, or CE, Mark (“CE Mark”) to our products, without which they cannot be sold or marketed in the EU. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the European Union Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body, an organization accredited by a member state of the EU to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.
Recently, the EU replaced the Medical Devices Directive (93/42/EEC) (MDD) with the new European Medical Devices Regulation, or MDR. The MDR will apply after a transitional period ending on May 26, 2021. Manufacturers have the duration of the transition period to update their technical documentation and processes to meet the new requirements in order to obtain a CE Mark or to issue an EC Declaration of Conformity. After May 26, 2021, medical devices can still be placed on the market under the provision of the MDD or the Active Implantable Medical Devices Directive (“AIMDD”) 90/385/EEC ( “MDD/AIMDD”) until May 27, 2024; provided the CE Mark was issued prior to this date, the manufacturer continues to comply with either one of the directives, and that no significant changes are made in the design and intended purpose of the applicable medical device. By May 27, 2024, all medical devices entering the EU will need to have a new CE Mark under the MDR, even if they have been on the market previously under the MDD/AIMDD.
We received renewal of our CE Mark for the Aquadex FlexFlow® circuit in the second quarter of 2019 and CE Mark for the Aquadex SmartFlow console in January of 2020, which allows us to import blood circuit and console inventory into the EU and satisfy future distributor demand.

Employees
As of March 19, 2021, we had 64 full-time employees and one part-time employee. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.
Company History
Prior to July 2016, we were focused on developing the C-Pulse System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, we acquired the Aquadex Business from a subsidiary of Baxter. In September 2016, we announced a strategic refocus of our strategy that included halting all clinical evaluations of the C-Pulse System related technology to fully focus our resources on our recently acquired Aquadex Business. On May 23, 2017, we announced that we were changing our name from Sunshine Heart, Inc. to CHF Solutions, Inc. to more appropriately reflect the direction of our business.
Corporate Information
CHF Solutions, Inc. was incorporated in Delaware on August 22, 2002. We began operating our business in November 1999 through Sunshine Heart Company Pty Limited, which currently is a wholly owned Australian subsidiary of CHF Solutions, Inc. Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) on February 16, 2012.
Our principal executive offices are located at 12988 Valley View Road, Eden Prairie, Minnesota 55344, and our telephone number is (952) 345-4200. Our website address is www.chf-solutions.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports are also available on the SEC’s website, www.sec.gov. The information on, or that may be accessed through, any websites noted herein is not incorporated by reference into and should not be considered a part of this Annual Report on Form 10-K.
We are, and will remain, a “smaller reporting company” as long as our public float remains less than $250 million as of the last business day of our most recently-completed second fiscal quarter. A smaller reporting company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to U.S. public companies. As long as our public float remains below $75 million as of the last business day of our most recently completed second fiscal quarter, we are exempt from the attestation requirement in the assessment of our internal control over financial reporting by our independent auditors pursuant to section 404 (b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) but are required to make our own internal assessment of the effectiveness of our internal controls over financial reporting.

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
We are an emerging company with a history of incurring net losses. We have incurred net losses since our inception, including net losses of $15.8 million and $18.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our accumulated deficit was $233.3 million.
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
We believe that we will need to raise additional capital to fund our operations beyond the fourth quarter of fiscal 2022. If additional capital is not available, we will have to delay, reduce or cease operations.
We believe that we will need to raise additional capital to fund our operations beyond the fourth quarter of 2022. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate and could adversely affect our ability to raise additional capital. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, the risk that we may not be able to continue as a going concern may make it more difficult to obtain necessary additional funding on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and manufacturers may be harmed, and we may not be able to continue our operations.
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
Our ten largest customers represented 47.5% and 45.1% of our revenues in the years ended December 31, 2020 and 2019, respectively, with our largest customer representing 10.5% and 10.0%, respectively, of our revenues during such periods. Customer ordering patterns may vary significantly from quarter to quarter, or customers may discontinue providing therapies using our products. If one of our largest customers reduced its purchases in a fiscal period, our revenues for that period may be materially adversely affected. Further, if one of our largest customers discontinued the use of our products, our revenues may be materially adversely affected.
We have limited commercial manufacturing experience and could experience difficulty in producing commercial volumes of the Aquadex System and related components or may need to depend on third parties for manufacturing.
We have limited experience in commercial manufacturing of the Aquadex System. Following the acquisition of the Aquadex Business in 2016, we began manufacturing Aquadex FlexFlow consoles and blood circuits in-house in the fourth quarter of 2017 and Aquadex FlexFlow catheters in-house in the third quarter of 2018. We have manufactured the Aquadex SmartFlow console since its development in 2019. However, because we have limited prior commercial manufacturing experience, we may incur manufacturing inefficiencies, delays or interruptions. We may not be able to achieve low-cost manufacturing capabilities and processes that will enable us to manufacture the Aquadex System or related components in significant volumes, while meeting the legal, regulatory, quality, price, durability, engineering, design and production standards required to market our products successfully. If we experience difficulties with our manufacturing operations, we may experience delays in providing products and services to our customers, and our business could be harmed.

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
The COVID-19 pandemic and other public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and overall financial performance.
During 2020, we faced challenging social and economic conditions caused by the outbreak of the novel strain of coronavirus, SARS-CoV-2, and the resulting COVID-19 pandemic. The rapidly evolving COVID-19 pandemic disrupted our operations and forced us to implement changes to keep our customers, their patients, and our employees safe. These changes included restrictions on hospital access imposed on our field employees by customers working on the front lines of COVID-19 and managing the spread of the virus, changes to employees work practices by requiring employees to work remotely and increased protocols to ensure the safety of those employees that remained on site. The ongoing impact of the COVID-19 pandemic on our operational and financial performance will depend on certain future developments, including the duration and spread of the outbreak, the ongoing impact on our customers and hospital access restrictions imposed on our field employees, and effect on our vendors, all of which remain uncertain and cannot be predicted.
We may experience curtailed customer demand or constrained supply that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience negative impacts from changes in how we conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, production delays, warehouses and staffing disruptions and shortages, decreases or delays in customer demand and spending, and difficulties or changes to our sales process and customer support.
Several hospitals in the U.S. have included the Aquadex System into their treatment protocol for fluid management of COVID-19, especially when dialysis equipment and staff are limited. In March 2020, we increased production of the Aquadex System to meet anticipated demand due to its use in treatment protocols for COVID-19. We estimate that approximately 14% of our U.S. revenue for the year ended December 31, 2020, was driven by hospitals treating patients with COVID-19. However, we have also seen changes to our sales practices due to restrictions on hospital access and believe that such restrictions negatively affected revenue in other areas. In addition, the disruption created by COVID-19 has created significant uncertainty about our ability to access the capital markets in future periods. As of the filing date of this Annual Report on Form 10-K, the extent to which the COVID-19 pandemic may continue to impact our financial condition or results of operations or guidance is uncertain and cannot be reasonably estimated but could be material and last for an extended period of time. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.
The COVID-19 pandemic and accompanying market volatility, uncertainty and economic disruption also have the effect of heightening many of the other risks described herein.
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
Competition from medical device companies and medical device divisions of health care companies, pharmaceutical companies and gene- and cell-based therapies is intense and expected to increase. The vast majority of patients with fluid overload receive pharmacological treatment (diuretics) as a standard of care. There are no direct competitors for the Aquadex System in heart failure or critical care in the U.S., other than diuretics. Other systems, such as Baxter’s Prismaflex, a filter-based device that is approved for continuous renal replacement therapy for patients weighing 20kg or more with acute renal failure and/or fluid overload. In pediatrics, the Carpediem system distributed by Medtronic is indicated for use in acute kidney injury or fluid overloaded patients requiring hemodialysis or hemofiltration therapy and Baxter’s HF20 Set is authorized under an Emergency Use Authorization to deliver CRRT to treat patients of low weight (8-20 kg) in an acute care environment during the COVID-19 pandemic.
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
We market our products globally. Our international operations are subject to a number of risks, including the following: fluctuations in exchange rates of the United States dollar could adversely affect our results of operations, we may face difficulties in enforcing and collecting accounts receivable under some countries’ legal systems, have our products serviced or conduct other operations, political instability could disrupt our operations, some governments and customers may have longer payment cycles, with resulting adverse effects on our cash flow, and some countries could impose additional taxes or restrict the import of our products. In addition, regulations in individual countries or regions may restrict our ability to sell our products. Most countries, including the countries in the EU, require approval or registration to import and/or sell our products in the country.
In the EU, we are required to hold a CE, Mark to import our product into the EU. To hold the CE Mark, we must demonstrate compliance with the essential requirements of the European Union Medical Devices Directive (93/42/EEC). Recently, the EU replaced the Medical Devices Directive with the new European Medical Devices Regulation, or MDR. The MDR will apply after a transitional period ending on May 26, 2021. Manufacturers have the duration of the transition period to update their technical documentation and processes to meet the new requirements in order to obtain a CE Mark or to issue a EC Declaration of Conformity. After May 26, 2021, medical devices can still be placed on the market under the provision of the MDD or the Active Implantable Medical Devices Directive (“AIMDD”) 90/385/EEC ( “MDD/AIMDD”) until May 27, 2024;

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
If we are not able to maintain sufficient quality controls, then the approval or clearance of our products by the EU, the FDA or other relevant authorities could be withdrawn, delayed or denied and our sales will suffer.
Approval or clearance of our products could be withdrawn, delayed or denied by the EU, the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The EU imposes requirements on quality control systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Failure to comply with these requirements could prevent us from marketing our products in the European Community. The FDA also imposes requirements through quality system requirements, or QSR, regulations, which include requirements for good manufacturing practices, or GMP. Failure to comply with these requirements could prevent us from obtaining FDA approval of our products and from marketing such products in the United States. Our manufacturing facilities have not been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to EU requirements for medical devices. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that our facilities or the processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent obtaining the approvals we need to market our products in the European Community and the United States.
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
If we violate any provisions of the FDC Act or any other statutes or regulations, then we could be subject to enforcement actions by the FDA or other governmental agencies.
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
The Affordable Care Act, as well as other healthcare reform may have a significant impact on our business. The Affordable Care Act is extremely complex, and, as a result, additional legislation is likely to be considered and enacted over time. The impact of the Affordable Care Act on the health care industry is extensive and includes, among other things, the federal government assuming a larger role in the health care system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The uncertainties regarding the implementation of the Affordable Care Act, including possible repeal of the Affordable Care Act, ongoing legal challenges, and further judicial interpretations, create unpredictability for the health care industry, which itself constitutes a risk.
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
Moreover, the Physician Payment Sunshine Act (the “Sunshine Act”), which was enacted as part of the Affordable Care Act, requires applicable medical device companies to track and publicly report, with limited exceptions, all payments and other transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies have been required to track payments made since August 1, 2013. In 2019, payments to certain nurses, who prescribe treatments, has been added to the list of recipients that companies need to track. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.
We are subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.
Our operations are directly, or indirectly through customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the Stark law and federal False Claims Act (the “FCA”). These laws may impact, among other things, our sales, marketing and education programs.
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
The FCA prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the FCA, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical and healthcare companies to have to defend a FCA action. When an entity is determined to have violated the federal FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal FCA.
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
We are subject to the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The U.K. Bribery Act is similar but even broader in scope in that it prohibits bribery of private (non-government) persons as well. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Our distribution arrangements outside of the U.S. presents some risk under these laws. Our distributors may sell to our products to healthcare providers that are owned, controlled or managed by a foreign government and its employees, including healthcare providers may be deemed to be a foreign official under the FCPA. We could be held liable for the actions of our distributors. While we have policies and procedures to address compliance with these laws, we cannot assure you that our distributors will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions or sanctions could adversely affect our business, operating results and financial condition.
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
Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our Aquadex System and related components. On August 5, 2016, upon closing of our acquisition of the Aquadex Business, we entered into a patent license agreement with Baxter pursuant to which we obtained, for no additional consideration, a world-wide license to 49 exclusively licensed and 9 non-exclusively licensed patents used in connection with the Aquadex System to make, have made, use, sell, offer for sale and import, the Aquadex System in the “field of use” as defined in the license. The license is exclusive, with respect to some patents, and non-exclusive, with respect to other patents. Under the patent license agreement, Baxter has agreed to use commercially reasonable efforts to continue maintenance of seven “required maintenance patents,” and we have agreed to reimburse Baxter for all fees, costs, and expenses (internal or external) incurred by Baxter in connection with such continued maintenance. The rights granted to us under the patent license agreement will automatically revert to Baxter in the event we cease operation of the Aquadex Business or we file for, or have filed against us, or otherwise undertake any bankruptcy, reorganization, insolvency, moratorium, or other similar proceeding. For two years following the closing, the patent license agreement is not assignable by us (including in connection with a change of control) without Baxter’s prior written consent. We estimate that the patents licensed from Baxter will expire between approximately 2021 and 2025.
We have nine pending patent applications. The first application is based on our design for a wearable device designed to assist in maintaining peripheral venous blood flow access in the arm during ultrafiltration treatment. The second application includes multiple potential new features and improvements to the diagnostic and ultrafiltration capabilities of the Aquadex System, which, to the extent incorporated into the product, would be designed to help patient fluid balance and to improve usability for healthcare providers. The third application involves a vacuum pump-controlled garment to increase vein diameter and venous flow for peripheral ultrafiltration. The fourth application involves plasma and blood volume measurement during ultrafiltration therapy. The fifth application involves updates to the Aquadex System for use with pediatric patients. The sixth application involves a dual-lumen ultrafiltration catheter. The seventh application involves improved diagnostic parameters. The eight application involves a multi-stage cytokine filtration system. The ninth application involves peripheral venous access technology.
In addition, as of March 19, 2021, we owned 37 issued patents and one pending patent applications in the United States and in foreign jurisdictions related to our C-Pulse System and had one pending application for neuromodulation. We estimate that most of our currently issued U.S. patents will expire between approximately 2021 and 2027. Given the strategic refocus away from the C-Pulse System and towards the Aquadex System, we have chosen to limit the maintenance of issued C-Pulse System related patents to those innovations that are of the highest value. Further, we have elected to emphasize a few of the most critical jurisdictions rather than maintain the earlier approach that involved multiple countries.
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
In recent years, there has been significant litigation involving intellectual property rights in the medical device industry. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies used in our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to pay substantial damages. If we are unsuccessful in defending ourselves against these types of claims, we may be required to do one or more of the following:
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
Our commercial success depends, in part, on our ability to increase adoption of the Aquadex System without infringing the patents and other proprietary rights of third parties. As our industry expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our system and technologies of which we are not aware or that we must challenge to continue our operations as currently contemplated. Our system may infringe or may be alleged to infringe these patents.
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
The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of personal information and regulatory penalties. To the extent that we may engage in activities regulated by the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Clinical and Economic Health Act (HITECH) we may have additional regulatory and reporting obligations. We are also subject to the General Data Protection Regulation (EU) 2016/679 due to our business in the EU. Although we believe we have implemented security measures, there is no guarantee we can protect our systems and data from unauthorized access, loss or dissemination that could also disrupt our operations, including our ability to conduct our analyses, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business, and damage our reputation, any of which could adversely affect our business.
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
On December 17, 2019, we received the Notice from Nasdaq advising that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required under the Minimum Bid Price Requirement. Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180-calendar day Compliance Period, the closing bid price of our common stock was at or above $1.00 for a minimum of 10 consecutive business days, we would regain compliance with the Minimum Bid Price Requirement and our common stock would continue to be eligible for listing on the Nasdaq, absent noncompliance with any other requirement for continued listing. The Notice further stated that if compliance with the Minimum Bid Price Requirement cannot be demonstrated by the end of the 180-day period, we may be eligible for a second 180-day period to regain compliance. To be eligible for the second 180 day compliance period, (i) we had to meet the market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on the Nasdaq set forth in Marketplace Rule 5505 (except the Minimum Bid Price Requirement), (ii) we had to provide Nasdaq with written notice of our intention to cure the deficiency, through a reverse stock split, if necessary, and (iii) Nasdaq had to determine that the Company will be able to cure the deficiency. If we did not regain compliance with the Minimum Bid Price. Requirement by the end of the Compliance Period (or the Compliance Period as may be extended) the Company’s common stock would be subject to delisting. At such time, we could appeal Nasdaq’s delisting determination.
On April 17, 2020, Nasdaq notified us that the 180-day period to regain compliance with the Minimum Bid Price Requirement had been extended due to the global market impact caused by the COVID-19 pandemic. More specifically, Nasdaq stated that the compliance periods for any company previously notified about non-compliance are suspended effective April 16, 2020, until June 30, 2020. On July 1, 2020, companies received the balance of any pending compliance period exception to regain compliance with the Minimum Bid Price Requirement. As a result of this extension, we had until August 28, 2020 to regain compliance with the Minimum Bid Price Requirement.
On September 1, 2020, we announced the receipt of written notification from Nasdaq that it had granted the Company’s request for a 180-day extension to regain compliance the Minimum Bid Price Requirement, effectively providing us until February 24, 2021 to meet the requirement.

On October 16, 2020, we effected a 1-for-30 reverse split of our outstanding common stock. This reverse stock split did not change the par value of our common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”). The Company was notified by Nasdaq on November 2, 2020 that it was now in compliance with the minimum bid price requirement.
Additionally, Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist our common stock if our stockholders’ equity falls below $2.5 million. As of December 31, 2020, our stockholders’ equity was $16.3 million. It is possible that our stockholders’ equity could be reduced below $2.5 million as a result of operating losses or other reasons. If that occurs, or if we are unable to demonstrate to Nasdaq’s satisfaction that we will be able to sustain compliance with this requirement, Nasdaq may delist our common stock.
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
The number of shares of common stock underlying our outstanding warrants and outstanding preferred stock is significant in relation to our currently outstanding common stock. Conversion or exercise of such outstanding convertible securities will cause dilution to holders of our common stock and could cause downward pressure on the market price for our common stock.
The number of shares of common stock issuable upon conversion of our outstanding preferred stock and exercise of outstanding warrants is significant in relation to the number of shares of our common stock currently outstanding.
As of March 19, 2021, we have warrants to purchase 1,631,882 shares of common stock outstanding, with exercise prices ranging from $5.50 to $53,550 with a weighted-average exercise price of $32.05.
As of March 19, 2021, there were 127 shares of Series F Preferred Stock outstanding, convertible into 23,114 shares of common stock. The certificate of designation for our Series F Preferred Stock contains an anti-dilution provision, which provision requires the lowering of the applicable conversion price, as then in effect, to the purchase price per share of common stock or common stock equivalents issued in the future. If the effective price per share on a common-stock equivalent basis in a future equity offering is lower than the then-current conversion price of the Series F Convertible Preferred Stock, then such conversion price shall be reduced to such lower price and additional shares of common stock will be issuable upon the conversion of the of the Series F Convertible Preferred Stock. To the extent the outstanding shares of Series F Convertible Preferred Stock become exercisable for additional shares of common stock, holders of our common stock will experience further dilution.
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
Our board of directors has previously approved, pursuant to this authority, the issuance of preferred stock, and we have 127 shares of Series F Preferred Stock outstanding as of March 19, 2021. Upon liquidation, dissolution or winding-up of the Company, holders of our Series F Preferred Stock have the right to receive, out of the assets, whether capital or surplus, of the Company an amount equal to the par value, plus any accrued and unpaid dividends thereon, for each share of such preferred stock held by such holder before any distribution or payment shall be made to the holders of our common stock, and, following such payment, such holders are entitled to receive the same amount that a holder of common stock would receive if such preferred stock was fully converted, pari passu with all the holders of common stock.
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
On October 12, 2020, we effected a 1-for-30 reverse split of our outstanding common stock. This reverse stock split did not change the par value of our common stock or the number of common or preferred shares authorized by our Certificate of Incorporation. Because the number of authorized shares of our common stock was not reduced proportionately, the reverse stock split increased our board of directors’ ability to issue authorized and unissued shares without further stockholder action. As of March 19, 2021, our certificate of incorporation provides for 100,000,000 shares of authorized common stock and 40,000,000 shares of authorized preferred stock, 30,000 of which are designated Series A Junior Participating Preferred Stock, 127 of which are designated Series F Preferred Stock, and we have 6,531,942 shares of common stock outstanding, 1,795,167 shares reserved for issuance upon the conversion, exercise or vesting of outstanding preferred stock, warrants and options, and 729,455 shares of common stock reserved for future grant under the Company’s equity incentive plans.
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
As of December 31, 2020, we had U.S. net operating loss (“NOL”) carryforwards of approximately $168.2 million for U.S. federal income tax purposes. Approximately $120.1 million of NOL carryforwards will expire from 2024 through 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, the NOL generated in 2018 through 2020 totaling approximately $48.1. million does not expire. The expiration of state NOL carryforwards will vary by jurisdiction. In addition, future utilization of NOL carryforwards in the U.S. may be subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2020, the Company no longer has tax loss carryforwards in the Commonwealth of Australia due to the dissolution of the subsidiary in November 2020.
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
Australian tax loss carry-forwards are no longer available. As of December 31, 2019, we had tax losses in the Commonwealth of Australia of approximately AU$49.1 million. In November 2020, the Company dissolved its Australia subsidiary as no further business purpose existed. The carryforward tax losses will be eliminated on the final 2020 Australia tax return filed.
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

Provisions in our charter documents and Delaware law may delay or deter a change in control transaction, or limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Delaware law and certain provisions of our Certificate of Incorporation and bylaws make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include, among other things: authorizing our board of directors to issue, from time to time, any series of preferred stock and fix the designation, powers, preferences and rights of the shares of such series of preferred stock; prohibiting stockholders from acting by written consent; requiring advance notice of stockholder intention to put forth director nominees or bring up other business at a stockholders’ meeting; prohibiting stockholders from calling a special meeting of stockholders; and requiring at least two-thirds of the voting power of our outstanding stock entitled to vote to amend or repeal our Certificate of Incorporation or bylaws. Section 203 of the DGCL, from which we did not elect to opt out, provides that if a holder acquires 15% or more of our stock without prior approval of our board of directors, that holder will be subject to certain restrictions on its ability to acquire us within three years. These provisions may delay or deter a change in control of us, and could limit the price that investors might be willing to pay in the future for shares of our common stock.
Further, our Certificate of Incorporation establishes that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees..
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
We lease a 23,000 square foot facility located in Eden Prairie, Minnesota. The lease period commenced December 1, 2011 and extends through March 31, 2022. This facility serves as our corporate headquarters and houses substantially all of our functional areas, including manufacturing. Monthly rent and common area maintenance charges, including an estimate for property taxes for our headquarters, total approximately $27,000. The lease contains provisions for annual inflationary adjustments.
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
Stockholders of Record.As of March 19, 2021, we had 6,531,942 shares of common stock issued and outstanding, and there were 4 holders of record of our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Prior to July 2016, we were focused on developing the C-Pulse System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, we acquired the Aquadex Business from a subsidiary of Baxter, a global leader in the hospital products and dialysis markets. In September 2016, we announced a strategic refocus of our strategy that included halting all clinical evaluations of the C-Pulse System related technology to fully focus our resources on our recently acquired Aquadex Business.
On May 23, 2017, we announced that we were changing our name from Sunshine Heart, Inc. to CHF Solutions, Inc. to more appropriately reflect the direction of our business.
Impact of COVID-19 Pandemic
During the year ended December 31, 2020, we were subject to challenging social and economic conditions created as a result of the outbreak of the novel strain of coronavirus, SARS-CoV-2. The resulting impact of the COVID-19 pandemic created disruptions in our operations resulting from rapid and evolving changes implemented to keep our customers, their patients, and our employees safe. These changes included restrictions on hospital access imposed on our field employees by customers dealing in the front lines of COVID-19 and managing the spread of the virus, changes to employees work practices by requiring employees to work remotely and increased protocols to ensure the safety of those employees that remained on site. The ongoing impact of the COVID-19 outbreak on our operational and financial performance will depend on certain future developments, including the duration and spread of the outbreak, the ongoing impact on our customers and hospital access restrictions imposed on our field employees, and effect on our vendors, all of which remain uncertain and cannot be predicted.
We may experience curtailed customer demand or constrained supply that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience negative impacts from changes in how we conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, production delays, warehouses and staffing disruptions and shortages, decreases or delays in customer demand and spending, difficulties or changes to our sales process and customer support.
Several hospitals in the U.S. have included the Aquadex System into their treatment protocol for fluid management of COVID-19, especially when dialysis equipment and staff are limited. In March 2020, we increased production of the Aquadex System to meet anticipated demand due to its use in treatment protocols for COVID-19. We estimate that approximately 14% of our U.S. revenue for the year ended December 31, 2020, was driven by hospitals treating patients with COVID-19. However, we have also seen changes to our sales practices due to restrictions on hospital access and believe that revenue in other areas was negatively impacted by these restrictions. In addition, the disruption created by COVID-19 has created significant uncertainty about our ability to access the capital markets in future periods. As of the filing date of this Form 10-K, the extent to which COVID-19 may continue to impact our financial condition or results of operations or guidance is uncertain and cannot be reasonably estimated but could be material and last for an extended period of time. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. See Part 1, Item 1-A “Risk Factors” in this Annual Report on Form 10-K.
Recent Developments
Pediatrics
In February 2020, we received 510(k) clearance of the Aquadex System to include pediatric patients who weigh 20kg or more. The Aquadex System is being prescribed by physicians to treat various conditions in pediatric patients, including heart failure, cardiac surgery, extracorporeal membrane oxygenation (ECMO) therapy, solid organ transplantation, and kidney replacement therapy for neonatal patients.
Reverse Stock Split
On October 16, 2020, we effected a 1-for-30 reverse split of our outstanding common stock (the “2020 Reverse Stock Split”). The 2020 Reverse Stock Split did not change the par value of our common stock or the number of common or preferred shares authorized by the Certificate of Incorporation. All share and per-share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.
Public Offerings
On March 19, 2021, we closed on an underwritten public offering of 3,795,816 shares of common stock, which includes the full exercise of the underwriters’ over-allotment option, for gross proceeds of approximately $20.9 million. Net proceeds totaled approximately $19.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.
On August 21, 2020, we closed on an underwritten public offering of 1,064,678 shares of common stock and warrants to purchase 1,064,678 shares of common stock, which includes the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $14.4 million. Net proceeds totaled approximately $13.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.
On May 5, 2020, we closed on a registered direct offering of 119,930 shares of common stock for gross proceeds of approximately $1.7 million, prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 59,966 shares our common stock. The warrants were exercisable immediately and will expire five and a half years from the date of issuance.
On April 1, 2020, we closed on a registered direct offering of 171,008 shares of common stock for gross proceeds of approximately $2.2 million, prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 85,506 shares of our common stock. The warrants were exercisable immediately and will expire five and a half years from the date of issuance.
On March 23, 2020, we closed on a registered direct offering of 138,715 shares of common stock for gross proceeds of approximately $1.2 million, before deducting commissions and offering expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 138,715 shares of our common stock. The warrants were exercisable six months from the date of issuance and will expire five and a half years from the date of issuance.
Nasdaq Notices
On December 17, 2019, we received the Notice from Nasdaq advising that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required under the Minimum Bid Price Requirement. Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180-calendar day Compliance Period, the closing bid price of our common stock was at or above $1.00 for a minimum of 10 consecutive business days, we would regain compliance with the Minimum Bid Price Requirement and our common stock would continue to be eligible for listing on the Nasdaq, absent noncompliance with any other requirement for continued listing. The Notice further stated that if compliance with the Minimum Bid Price Requirement cannot be demonstrated by the end of the 180-day period, we may be eligible for a second 180-day period to regain compliance. To be eligible for the second 180 day compliance period, (i) we had to meet the market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on the Nasdaq set forth in Marketplace Rule 5505 (except the Minimum Bid Price Requirement), (ii) we had to provide Nasdaq with written notice of our intention to cure the deficiency, through a reverse stock split, if necessary, and (iii) Nasdaq had to determine that the Company will be able to cure the deficiency. If we did not regain compliance with the Minimum Bid Price. Requirement by the end of the Compliance Period (or the Compliance Period as may be extended) the Company’s common stock would be subject to delisting. At such time, we could appeal Nasdaq’s delisting determination.
On April 17, 2020, Nasdaq notified us that the 180-day period to regain compliance with the Minimum Bid Price Requirement had been extended due to the global market impact caused by the COVID-19 pandemic. More specifically, Nasdaq stated that the compliance periods for any company previously notified about non-compliance are suspended effective April 16, 2020, until June 30, 2020. On July 1, 2020, companies received the balance of any pending compliance period exception to regain compliance with the Minimum Bid Price Requirement. As a result of this extension, we had until August 28, 2020 to regain compliance with the Minimum Bid Price Requirement.
On September 1, 2020, we announced the receipt of written notification from Nasdaq that it had granted the Company’s request for a 180-day extension to regain compliance the Minimum Bid Price Requirement, effectively providing us until February 24, 2021 to meet the requirement. After implementing the 2020 Reverse Stock Split described above, we received confirmation from Nasdaq on November 2, 2020, that we had regained compliance with the minimum bid price rule and the listing matter was closed.
Appointment of Nestor Jaramillo, Jr.
On January 19, 2021, we announced that Nestor Jaramillo, Jr., our President and Chief Operating Officer, was appointed President and Chief Executive Officer effective immediately. John Erb, the predecessor Chief Executive Officer will remain a part-time employee for a period of six months to assist with the transition and thereafter will continue to serve as the Company’s Chairman of the Board.

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
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to stock-based compensation, valuation of equity instruments, inventory and accounts receivable reserves, potential impairment of long-lived assets and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, valuations, or various assumptions that are believed to be reasonable under the circumstances.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (ASC), Topic 606, Revenue from Contracts with Customers. Accordingly, we recognize revenue when our customers obtain control of their products or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Accounts Receivable
Our accounts receivable have terms that require payment in 30 days. We did not establish an allowance for doubtful accounts at December 31, 2020 as we have not experienced any write offs or a deterioration in the aging of our receivables to date and do not expect to experience in the future.
Inventories
Inventories represent primarily finished goods, raw materials and subassemblies and are recorded as the lower of cost or net realizable value using the first-in, first out method.
Stock-Based Compensation
We recognize all share-based payments to employees and directors, including grants of stock options, and common stock awards in the consolidated statement of operations and comprehensive loss as an operating expense based on their fair values as established at the grant date. Equity instruments issued to non-employees consist of warrants to purchase shares of our common stock. These warrants are either fully vested and exercisable at the date of grant or vest over a certain period during which services are provided.
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
Loss per share
Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the twelve months ended December 31, 2020, reflects a $1.8 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series H Convertible Preferred Stock on January 28, 2020. This net deemed dividend includes $0.2 million that resulted from the subsequent reduction in the exercise of price of the warrants as a result of the March 2020 offering. The net loss allocable to common stockholders for the year ended December 31, 2019, reflects a $4.5 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series G Convertible Preferred Stock on March 12, 2019 (see Note 5 – Stockholder’s Equity to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), representing the intrinsic value of the shares at the time of issuance.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the impairment tests indicate that the carrying value of the asset, or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, further analysis is performed to determine the fair value of the asset or asset group. To the extent the fair value of the asset or asset group is less than its carrying value, an impairment loss is recognized equal to the amount the fair value of the asset or asset group is exceeded by its carrying amount. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets or asset groups, and accordingly, actual results could vary significantly from such estimates.
The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed and the Company proceeded to fair value the asset group. The Company has determined the fair value of the asset group using expected cash flows associated with its loaner units by considering sales prices for similar assets and by estimating future discounted cash flows expected from the units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. Because the Company consists of one asset group, consideration is also given to the relationship between the Company’s market capitalization and its carrying value to further support the Company’s determination of fair value. There have been no impairment losses recognized for the years ended December 31, 2020 or 2019.
Going Concern
Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2020 and 2019, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At December 31, 2020, we had an accumulated deficit of $233.3 million and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.
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

During 2019, 2020 and through March 19, 2021, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $57.7 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. In addition, during 2020, we received $4.1 million in proceeds from the exercise of investor warrants. See Note 5 –Stockholder’s Equity, and Note 14 –Subsequent Events to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.
We believe that our existing capital resources will be sufficient to support our operating plan through December 31, 2022. However, we may seek to raise additional capital to support our growth or other strategic initiatives through debt, equity or a combination thereof.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements, when applicable, is included in Note 1 to the condensed consolidated financial statements included in this Annual Report on Form 10-K. There are no new accounting pronouncements not yet adopted that we believe will have a material impact on the consolidated financial statements of the Company.
FINANCIAL OVERVIEW
We are a medical device company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities of the Aquadex System from Baxter to our facilities in Eden Prairie, Minnesota. At December 31, 2020, we had an accumulated deficit of $233.3 million and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings, and debt. Although we believe that we will be able to successfully fund our operations in the future, there can be no assurance that we will be able to do so or that we will ever operate profitably.
Results of Operations
Net Sales
(dollars in thousands)
Year Ended December 31, 2020	Year Ended December 31, 2019	Increase (Decrease)	% Change
$7,441	$5,511	$1,930	35.0%
Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The increase in sales is driven by execution of our commercialization strategy which includes continued expansion of our commercial footprint by the hiring of new sales representatives, clinical education specialists, and marketing personnel.

Costs and Expenses
Our costs and expenses were as follows:
(dollars in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Increase (Decrease)	% Change
Cost of goods sold	$3,384	$2,660	$724	27.2%
Selling, general and administrative	$17,417	$16,285	$1,132	7.0%
Research and development	$3,668	$4,672	$(1,004)	(21.5)%
Cost of Goods Sold
In the first quarter of 2019, we began selling our internally manufactured inventory, after successfully transitioning all manufacturing activities from Baxter during 2018. As volumes continue to increase in future periods, we expect our gross margins will continue to improve as a result of higher efficiencies of scale.
Selling, General and Administrative
The increase in selling, general and administrative expense reflect primarily on-going investment in our commercial organization as we continue to expand our outreach in the field with incremental clinical specialists and marketing support. Our general and administrative costs have remained consistent with the prior year.
We expect investments in our commercial organization to increase modestly in 2021 as we annualize the impact of hiring made in 2020. We expect that in 2021 general and administrative expenses will remain consistent with 2020 levels.
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
Gain on Dissolution of Foreign Subsidiary
In November 2020, we dissolved our Australian subsidiary as no further business purpose existed and recognized a gain of $1.2 million related to cumulative foreign currency translation adjustments, previously recorded as part of other comprehensive income on our consolidated balance sheet.
Income Tax Expense
(dollars in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Increase (Decrease)	% Change
Income tax expense	$9	$8	$1	12.5%
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
On March 12, 2019, we closed on an underwritten public offering for gross proceeds of $12.4 million. Net proceeds totaled approximately $11.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. In connection with this offering, we issued a total of 15,173 shares of common stock, approximately 1.9 million shares of Series G convertible preferred stock and warrants to purchase 157,726 shares of common stock. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On October 25, 2019, we closed on a registered direct offering of common stock, for gross proceeds of approximately $660,000, prior to deducting commissions and expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 19,196 shares of our common stock. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
On November 6, 2019, we closed on a registered direct offering of common stock, for gross proceeds of approximately $1.36 million, prior to deducting commissions and expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 40,638 shares of our common stock. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
On March 23, 2020, we closed on a registered direct offering of 138,715 shares of common stock for gross proceeds of approximately $1.2 million, prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 138,715 shares of the Company’s common stock. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
On April 1, 2020, we closed on a registered direct offering of 171,008 shares of common stock for gross proceeds of approximately $2.2 million, prior to deduction of commissions and offering expenses payable related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 85,506 shares of the Company’s common stock. The warrants are exercisable immediately and expire five and a half years from the date of issuance. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
On May 5, 2020, we closed on a registered direct offering of 119,930 shares of common stock for gross proceeds of approximately $1.7 million, prior to deduction of commissions and offering related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 59,966 shares of the Company’s common stock. The warrants are exercisable immediately and will expire five and a half years from the date of issuance. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
On August 21, 2020, we closed on an underwritten public offering of 1,064,678 shares of common stock and warrants to purchase 1,064,678 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $14.4 million. Net proceeds totaled approximately $13.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
On March 19, 2021, we closed on an underwritten public offering of 3,795,816 shares of common stock, which includes the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $20.9 million. Net proceeds totaled approximately $19.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option. See Note 14 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
As of December 31, 2020, and 2019, cash and cash equivalents were $14.4 million and $1.3 million, respectively. Our business strategy and ability to fund our operations in the future depends in part on our ability to grow the Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities and controlling costs. While we expect to continue to receive proceeds from the exercise of warrants, we will likely need to seek additional financing in the future, which, to date, has been through offerings of our equity. The disruption created by COVID-19 in our operations, our sales outlook, and the capital markets where we would seek such financing, have created uncertainty about our ability to access the capital markets in future periods.
Cash Flows from Operating Activities
Net cash used in operating activities was $16.6 million and $16.4 million in 2020 and 2019, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, the gain on the dissolution of a foreign subsidiary, and the effects of changes in operating assets and liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.3 million and $0.5 million in 2020 and 2019, respectively. The majority of cash used in investing activities was for the purchase of manufacturing, laboratory and office equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $30.0 million and $12.7 million in 2020 and 2019, respectively.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2020, which represent material expected or contractually committed future obligations:
(Dollars in thousands)	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating Lease	$219	$55	$—	$—	$274
Financing Leases	34	53	—	—	87
Total	$253	$108	$—	$—	$361
We lease a 23,000 square foot facility located in Eden Prairie, Minnesota. The lease period commenced December 1, 2011 and extends through March 31, 2022. This facility serves as our corporate headquarters and houses substantially all of our functional areas. Monthly rent and common area maintenance charges, including estimated property tax for our headquarters total approximately $27,000. The lease contains provisions for annual inflationary adjustments. Rent expense is being recorded on a straight-line basis over the term of the lease. The Company also entered into two finance leases in 2020 for computer hardware and audio-visual equipment with monthly payments of approximately $2,400 due through August 2023.
Capital Resource Requirements
As of December 31, 2020, we did not have any material commitments for capital expenditures.
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
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the board of directors of CHF Solutions, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CHF Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Critical Audit Matters Descriptions

Classification of warrants issued as permanent equity
As described in Note 5 to the consolidated financial statements, the Company completed several equity offerings during the year and each included the issuance of warrants. The terms and conditions included in the warrant agreements varied for each offering as discussed in Note 5. Management determined the proper classification of the warrants by reviewing the terms and conditions of each warrant and applying the applicable accounting guidance, including Accounting Standards Codification (ASC) 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging. Management has concluded that all of the warrants outstanding are properly classified within permanent equity.

The accounting guidance for determining the proper classification of warrants is highly complex and is subject to interpretation. A slight variation in the terms and conditions of the warrant could result in the warrant being classified as a liability, which would also impact the consolidated statement of operations and comprehensive loss, as the subsequent accounting for warrants treated as liabilities is significantly different from those classified as permanent equity. Due to the complexity in the accounting guidance, and the fact that a slight change in terms can result in significant changes in both the initial accounting and subsequent accounting for the warrants, we identified the evaluation of the classification of the various warrants issued during the year as a critical audit matter.
How We Addressed the Matter in Our Audit
As part of our risk assessment procedures, we evaluated the design and implementation of the Company’s controls over the evaluation and application of the relevant accounting guidance to the specific terms and conditions within the warrant agreements. We obtained the Company’s accounting analysis for each offering. We compared the terms described in the Company’s analysis to the terms of the respective agreement to determine the completeness and accuracy of the analysis performed. With the assistance of firm personnel having expertise in the accounting for complex equity instruments, we performed a detailed examination of the warrant agreements for each offering, with a primary focus on the key terms and conditions regarding the treatment of the warrants upon the occurrence of a fundamental transaction, as well as other unique terms and conditions depending on the specific agreement. As warrant holders are able to obtain cash from the Company only when a fundamental transaction is deemed to be within the Company’s control, we agreed with the conclusion to classify the warrants within permanent equity. We discussed with the Company’s internal legal counsel the impact of these terms and conditions within the warrant agreements to support the Company’s conclusion.
Evaluation of long-lived assets for impairment
As described in Note 1 to the consolidated financial statements, the Company evaluates its long-lived assets, primarily property and equipment, for impairment whenever events and circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed and the Company proceeded to fair value the asset group. The Company has determined the fair value of the asset group using expected cash flows associated with its loaner units by considering sales prices for similar assets and by estimating future discounted cash flows expected from the units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. Because the Company consists of one asset group, consideration is also given to the relationship between the Company’s market capitalization and its carrying value as a final reasonableness check of management’s determination of fair value. Considerable management judgment is necessary to estimate the fair value of the asset group; therefore, we considered the evaluation of long-lived assets for impairment as a critical audit matter.
How We Addressed the Matter in Our Audit
As part of our risk assessment procedures, we evaluated the design and implementation of the Company’s controls over its process to evaluate the presence of indicators of potential impairment at each reporting period. We also evaluated the design and implementation of the Company’s controls over its use of estimates and assumptions in the calculation of the asset group’s fair value. We assessed the Company’s conclusions regarding the interrelation of its cash flows between its various long-lived assets to determine if we agreed with the determination that there is one asset group to fair value as part of the impairment test. As the Company bypassed the undiscounted cash flows test, we obtained the Company’s analysis for estimating the fair value and tested the completeness and accuracy of the relevant inputs. We performed testing on the estimated discounted cash flows expected from certain assets within the asset group by considering historical cash flows from these assets and analyzing the appropriateness of assumptions regarding the future discounted cash flows. We tested a sample of sales prices of similar assets to those assets within the asset group and tested a sample of the costs paid for acquisition of long-lived assets in the current year to corroborate the replacement cost of these assets. We also evaluated the discount rate used in the analysis. We performed inquiries to corroborate the expected cash flows with individuals within the Company’s sales and marketing team. Finally, we compared the fair value of the asset group to the market capitalization of the Company in order to further support the Company’s determination of fair value for the asset group.
/s/ Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)
We have served as the Company's auditor since 2017.
Minneapolis, Minnesota
March 25, 2021

CHF SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share amounts)
	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$14,437	$1,279
Accounts receivable	905	799
Inventories	2,957	1,797
Other current assets	237	161
Total current assets	18,536	4,036
Property, plant and equipment, net	1,200	991
Operating lease right-of-use asset, net	255	442
Other assets	21	133
TOTAL ASSETS	$20,012	$5,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,097	$1,488
Accrued compensation	2,192	1,592
Current portion of operating lease liability	206	186
Current portion of finance lease liability	24	—
Other current liabilities	66	85
Total current liabilities	3,585	3,351
Operating lease liability	55	261
Finance lease liability	54	—
Total liabilities	3,694	3,612
Commitments and contingencies

Stockholders’ equity
Series A junior participating preferred stock as of December 31, 2020 and December 31, 2019, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of December 31, 2020 and December 31, 2019, par value $0.0001 per share; authorized 127 and 535 shares, respectively, issued and outstanding 127 and 535 shares, respectively	—	—
Preferred stock as of December 31, 2020 and December 31, 2019, par value $0.0001 per share; authorized 39,969,873 and 39,969,465 shares, respectively, none outstanding	—	—
Common stock as of December 31, 2020 and December 31, 2019, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 2,736,060 and 155,802, respectively	—	—
Additional paid-in capital	249,663	218,278
Accumulated other comprehensive income:
Foreign currency translation adjustment	(7)	1,214
Accumulated deficit	(233,338)	(217,502)
Total stockholders’ equity	16,318	1,990
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,012	$5,602
See notes to the consolidated financial statements

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
	Year Ended December 31,
	2020	2019
Net sales	$7,441	$5,511
Costs and Expenses:
Cost of goods sold	3,384	2,660
Selling, general and administrative	17,417	16,285
Research and development	3,668	4,672
Total costs and expenses	24,469	23,617
Loss from operations	(17,028)	(18,106)
Realized foreign currency translation gain from dissolution of subsidiary	1,202	—
Other income (expense), net	(1)	—
Loss before income taxes	(15,827)	(18,106)
Income tax expense	(9)	(8)
Net loss	$(15,836)	$(18,114)

Basic and diluted loss per share	$(10.67)	$(278.90)

Weighted average shares outstanding – basic and diluted	1,649	81

Other comprehensive loss:
Realized foreign currency translation gain from dissolution of subsidiary	$(1,202)	$—
Unrealized foreign currency translation adjustment	(19)	(9)
Total comprehensive loss	$(17,057)	$(18,123)
See notes to the consolidated financial statements

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2018	17,114	$—	$204,101	$1,223	$(199,388)	$5,936
Net loss	—	—	—	—	(18,114)	(18,114)
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Stock-based compensation, net	—	—	1,512	—	—	1,512
Issuance of common stock, net	59,955	—	12,665	—	—	12,665
Conversion of preferred stock into common stock	78,733	—	—	—	—	—
Balance December 31, 2019	155,802	$—	$218,278	$1,124	$(217,502)	$1,990
Net loss	—	—	—	—	(15,836)	(15,836)
Realized foreign currency translation gain from dissolution of subsidiary	—	—	—	(1,202)	—	(1,202)
Unrealized foreign currency translation adjustment	—	—	—	(19)	—	(19)
Stock-based compensation, net	—	—	1,349	—	—	1,349
Issuance of common stock, net	1,695,877	—	25,921	—	—	25,921
Exercise of warrants	455,139	—	4,115	—	—	4,115
Conversion of preferred stock into common stock	429,242	—	—	—	—	—
Balance December 31, 2020	2,736,060	$—	$249,663	$(7)	$(233,338)	$16,318
See notes to the consolidated financial statements

CHF SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	For the years ended December 31,
	2020	2019
Operating Activities
Net loss	$(15,836)	$(18,114)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	376	239
Stock-based compensation expense	1,349	1,512
Loss on disposal of property and equipment	40	—
Realized foreign currency translation gain from dissolution of subsidiary	(1,202)	—
Changes in operating assets and liabilities:
Accounts receivable	(106)	(13)
Inventories	(1,420)	(343)
Other current assets	(76)	42
Other assets and liabilities	112	18
Accounts payable and accrued compensation	191	292
Net cash used in operations	(16,572)	(16,367)

Investing activities:
Purchase of property and equipment	(298)	(490)
Proceeds from sale of property and equipment	31	—
Net cash used in investing activities	(267)	(490)

Financing activities:
Proceeds from public stock offerings, net	25,921	12,665
Proceeds from warrant exercises	4,115	—
Payments on finance lease liability	(20)	—
Net cash provided by financing activities	30,016	12,665

Effect of exchange rate changes on cash	(19)	(9)
Net increase (decrease) in cash and cash equivalents	13,158	(4,201)
Cash and cash equivalents—beginning of year	1,279	5,480
Cash and cash equivalents—end of year	$14,437	$1,279

Supplemental schedule of non-cash activities
Financing fees incurred for subsequent equity financing included in other assets and accounts payable	$—	$111
Inventory transferred to property, plant and equipment	$260	$204
Equipment acquired through finance lease liability	$98	$—

Supplemental cash flow information
Cash paid for income taxes	$10	$4
See notes to the consolidated financial statements

CHF SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Note 1—Nature of Business and Significant Accounting Policies
Nature of Business
CHF Solutions, Inc. (the “Company”) is a medical device company focused on developing, manufacturing and commercializing the Aquadex FlexFlow® and Aquadex SmartFlow™ systems (collectively, the “Aquadex System”) for ultrafiltration therapy. The Aquadex SmartFlow™ system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20kg or more whose fluid overload is unresponsive to medical management, including diuretics. CHF Solutions, Inc. is a Delaware corporation headquartered in Minneapolis with wholly owned subsidiaries in Ireland and Delaware. The Company has been listed on Nasdaq since February 2012.
In August 2016, the Company acquired the business associated with the Aquadex System (the “Aquadex Business”) from a subsidiary of Baxter International, Inc. (“Baxter”), and refocused its strategy to fully devote its resources to the Aquadex Business.
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
Going Concern
The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2020 and 2019, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At December 31, 2020, the Company had an accumulated deficit of $233.3 million and it expects to incur losses for the immediate future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably.
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
During 2019, 2020 and through March 19, 2021, the Company closed on underwritten public equity offerings for aggregate net proceeds of approximately $57.7 million after deducting the underwriting discounts and commissions and other costs associated with the offerings (see Note 5 –Stockholders’ Equity and Note 14 –Subsequent Events). The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.
The Company believes that its existing capital resources will be sufficient to support its operating plan through December 31, 2022. However, the Company may seek to raise additional capital to support its growth or other strategic initiatives through debt, equity or a combination thereof.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of CHF Solutions, Inc. and its wholly-owned subsidiaries, CHF Solutions, LLC, Sunshine Heart Company Pty Ltd (through November 2020)

and Sunshine Heart Ireland Limited. All intercompany accounts and transactions between consolidated entities have been eliminated. During the year ended December 31, 2020, the Company closed its Australian subsidiary and recognized a gain of $1.2 million on the dissolution of the entity, due to the recognition of previously unrealized foreign currency translation gains. This subsidiary represented an immaterial portion of our operations and the dissolution did not represent a strategic shift and therefore, is not presented as a discontinued operation.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and term deposits with original maturities of three months or less. The carrying value of these instruments approximate fair value. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.
Accounts Receivable
Accounts receivable are unsecured, recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and managements’ evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of December 31, 2020 or December 31, 2019. As of December 31, 2020, no customer represented over 10% of the accounts receivable balance. As of December 31, 2019, two customers represented 13% and 12% of the accounts receivable balance.
Inventories
Inventories are recorded as the lower of cost or net realizable value using the first-in, first-out method. Overhead is allocated to manufactured finished goods inventory based on the normal capacity of the Company’s production facilities. Abnormal amounts of overhead, if any, are expensed as incurred. Inventories consisted of the following as of December 31:
	2020	2019
Finished Goods	$1,343	$750
Work in Process	342	79
Raw Materials	1,272	968
Total	$2,957	$1,797
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
Production Equipment	3-7 years
Office Furniture and Fixtures	3-5 years
Computer Software and Equipment	3-4 years
Loaners and demo equipment	1-5 years
Leasehold improvements	3-5 years
Depreciation expense was $376,000 and $239,000 for the years ended December 31, 2020, and 2019, respectively.
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
The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed and the Company proceeded to fair value the asset group. The Company has determined the fair value of the asset group using expected cash flows associated with its loaner units by considering sales prices for similar assets and by estimating future discounted cash flows expected from the units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. Because the Company consists of one asset group, consideration is also given to the relationship between the Company’s market capitalization and its carrying value to further support the Company’s determination of fair value. There have been no impairment losses recognized for the years ended December 31, 2020 or 2019.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, for additional disclosures. For the years ended December 31, 2020, and 2019, one customer represented 10.5% and 10.0% of net sales, respectively.
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
Stock-Based Compensation
The Company recognizes all share-based payments to employees and directors, including grants of stock options and common stock awards in the consolidated statement of operations and comprehensive loss as an operating expense based on their fair values as established at the grant date. Equity instruments issued to non-employees include common stock awards or warrants to purchase shares of our common stock. These common stock awards or warrants are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of fully vested awards at the time of grant, and of unvested awards over the period in which the related services are received
The Company computes the estimated fair values of stock options and warrants using the Black-Scholes option pricing model and market-based warrants using a Monte Carlo valuation model. Market price at the date of grant is used to calculate the fair value of restricted stock units and common stock awards.
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
Loss per share
Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the year ended December 31, 2020, reflects a $1.8 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series H Convertible Preferred Stock on January 28, 2020. This net deemed dividend includes $0.2 million that resulted from the subsequent reduction in the exercise of price of the warrants as a result of the March 2020 offering. The net loss allocable to common stockholders for the year ended December 31, 2019, reflects a $4.5 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series G Convertible Preferred Stock on March 12, 2019 (see Note 5 – Stockholders’ Equity), representing the intrinsic value of the shares at the time of issuance.
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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each year presented:
	December 31,
	2020	2019
Stock options	16,889	13,471
Warrants to purchase common stock	1,631,948	231,629
Series F convertible preferred stock	14,224	18,190
Total	1,663,061	263,290
The following table reconciles reported net loss with reported net loss per share for the years ended December 31:
(in thousands, except per share amounts)	2020	2019
Net loss	$(15,836)	$(18,114)
Deemed dividend to preferred stockholders (see Note 5)	(1,757)	(4,509)
Net loss after deemed dividend	(17,593)	(22,623)
Weighted average shares outstanding	1,649	81
Basic and diluted loss per share	$(10.67)	$(278.90)
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
Recent Accounting Pronouncements
The Company evaluates events through the date the consolidated financial statements are filed for events requiring adjustment to or disclosure in the consolidated financial statements. There are no new accounting pronouncements not yet adopted that the Company believes will have a material impact on its consolidated financial statements.
Note 2 – Revenue Recognition
Net Sales
The Company sells its products in the United States primarily through a direct sales force. Customers who purchase the Company’s products include hospitals and clinics throughout the United States. In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Brazil, Brunei, Germany, Greece, Hong Kong, India, Israel, Italy, Palestine, Singapore, Spain, Switzerland, Thailand and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies.
Revenue from product sales are recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point, unless the customer requests that control and title to the inventory transfer upon delivery.
Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers which are recognized over time. This revenue represents less than 1% of net sales for the years ended December 31, 2020 and 2019. The unfulfilled performance obligations related to these extended service plans is included in deferred revenue, which is included in other current liabilities on the consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Revenue includes shipment and handling fees charged to customers. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold. Customers that are part of a group purchasing organization and have agreements with the Company receive administrative fees for purchases which are netted against revenues.
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
Note 3—Property, Plant and Equipment
Property, plant and equipment were as follows:
(in thousands)	December 31, 2020	December 31, 2019
Production Equipment	$1,201	$1,113
Loaners and Demo Equipment	1,073	801
Computer Software and Equipment	691	579
Office Furniture & Fixtures	364	291
Leasehold Improvements	242	224
Total	3,571	3,008
Accumulated Depreciation	(2,371)	(2,017)
	$1,200	$991
Note 4—Debt
On August 5, 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (the Bank). Under this agreement, the Bank agreed to provide the Company with up to $5.0 million in debt financing, consisting of a term loan in an aggregate original principal amount not to exceed $4.0 million (the “Term Loan”) and a revolving line of credit in an aggregate principal amount not to exceed $1.0 million outstanding at any time (the “Revolving Line”). Proceeds from the loans were to be used for general corporate and working capital purposes. Advances under the Term Loan were available to the Company until November 30, 2016 and were subject to the Company’s compliance with liquidity covenants. The Term Loan expired unused on November 30, 2016 and is no longer available to be drawn. Advances under the Revolving Line were available to the Company until March 31, 2020 and were to accrue interest at a floating annual rate equal to 1.75% or 1.0% above the prime rate, depending on liquidity factors. Outstanding borrowings, if any, were to be collateralized by all of the Company’s assets, excluding intellectual property which was subject to a negative pledge. The Revolving Line expired unused on March 31, 2020. There were no borrowings outstanding under this facility as of December 31, 2019.
Note 5—Stockholders’ Equity
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
Effective March 12, 2019, the conversion price of the Series F convertible preferred stock was reduced from $890.40 to $157.50, the per share price to the public of the Series G convertible preferred stock issued in the March 2019 Offering, described below. Effective October 25, 2019, the conversion price of the Series F convertible preferred stock was reduced from $157.50 to $42.30, and on November 6, 2019 from $42.30 to $29.83, the per share price to the public in the October and November 2019 transactions, respectively, described below. Effective January 28, 2020, the conversion price of the Series F convertible preferred stock was reduced from $29.83 to $16.50, the per share price to the public of the Series H convertible preferred stock which closed in an underwritten public offering on January 28, 2020, described below. Effective March 23, 2020, the conversion price of the Series F convertible preferred stock was reduced from $16.50 to $9.00, the per share price to the public in the March 2020 transaction, described below.
As of December 31, 2020, and December 31, 2019, 127 and 535 shares, respectively, of the Series F convertible preferred stock remained outstanding.
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
As of December 31, 2019, all 63,685 shares of the Series G convertible preferred stock had been converted into common stock and none remained outstanding.

October and November 2019 Offerings: On October 25, 2019, the Company closed on a registered direct offering of 19,195 shares of common stock at a price of $34.50 per share, for gross proceeds of approximately $660,000, prior to deducting commissions and expenses related to the transaction. In a concurrent private placement, the Company agreed to issue to the investors in the registered direct offering unregistered warrants to purchase up to 19,196 shares of its common stock at an exercise price of $42.30 per share, which became exercisable six months from the date of issuance and will expire five years from the initial exercise date. On November 6, 2019, the Company closed on a registered direct offering of 40,637 shares of common stock, or common equivalents, at a price of $33.60 per share, for gross proceeds of approximately $1.36 million prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, the Company agreed to issue to the investors in the registered direct offering warrants to purchase up to 40,638 shares of our common stock at an exercise price of $29.83 per share, which were exercisable upon the date of issuance, and will expire five years from the initial exercise date.
Series H Convertible Preferred Stock and January 2020 Offering: On January 28, 2020, the Company closed on an underwritten public offering of common stock, Series H convertible preferred stock and warrants to purchase shares of common stock for gross proceeds of $9.7 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants (“January 2020 Offering”). Net proceeds totaled approximately $8.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. The Series H convertible preferred stock included a beneficial conversion amount of $1.6 million, representing the intrinsic value of the shares at the time of issuance, and $0.2 million of down-round protection in connection with the re-pricing of the warrants following the March 2020 offering described below. This amount is reflected as an increase to the loss per share allocable to common stockholders in the year ended December 31, 2020.
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
As of December 31, 2020, all 11,517,269 shares of the Series H convertible preferred stock had been converted into common stock and none remained outstanding. As of December 31, 2020, warrants to purchase 455,162 shares of common stock had been exercised for total cash proceeds of $4.1 million.
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
August 2020 Offering: On August 21, 2020, the Company closed on an underwritten public offering of common stock and warrants to purchase shares of common stock for gross proceeds of approximately $14.4 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants (“August 2020 Offering”). Net proceeds totaled approximately $13.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering. The August 2020 Offering was comprised of 1,064,678 shares of common stock priced at $13.50 per share. Each share of common stock was accompanied by a warrant to purchase common stock. The warrants are exercisable into 1,064,678 shares of common stock. The securities comprising the units are immediately separable and were issued separately. The warrants were exercisable beginning on the effective date of our stockholders’ approval of a reverse stock split in an amount sufficient to permit the exercise in full of the warrants, which occurred on October 6, 2020, and will expire on the five-year anniversary of the closing date.
Placement Agent Fees: In connection with the offerings described above, the Company paid the placement agents an aggregate cash placement fee equal to 8% of the aggregate gross proceeds raised in each of the offerings.
Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services. The warrant represents the right to acquire up to 3,334 shares of the Company’s common stock at an exercise price of $95.40 per share, the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time. The warrant expires on May 30, 2024. The warrant was valued at $57.90 per share using the Monte Carlo valuation methodology and was expensed over the term of the consulting engagement which was twelve months. Significant inputs used for the Monte Carlo valuation were the expected stock price volatility of 136.21%, and management’s expectations regarding the timing of regulatory clearance for an expanded label in pediatrics. None of these warrants had vested as of December 31, 2020.
Note 6— Stock-Based Compensation
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
The Company recognized stock-based compensation expense related to grants of stock options, RSUs and common stock awards to employees, directors and consultants of $1.3 million, and $1.5 million during the years ended December 31, 2020 and 2019, respectively. The following table summarizes the stock-based compensation expense which was recognized in the consolidated statements of operations for the years ended December 31,
(Dollars in thousands)	2020	2019
Selling, general and administrative	$1,252	$1,387
Research and development	97	125
Total	$1,349	$1,512
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
Stock Options: The following is a summary of the Plans’ stock option activity during the years ended December 31:
	2020		2019
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	13,471	$515.33	4,638	$1,461.24
Granted	5,542	10.03	9,374	71.40
Exercised	—	—	—	—
Forfeited/expired	(2,124)	71.51	(541)	926.31
Outstanding at December 31	16,889	$405.34	13,471	$515.33
Vested at December 31	7,254	$697.37	2,383	$1,417.42
For options outstanding and vested at December 31, 2020, the weighted average remaining contractual life was 8.47 years and 8.07 years, respectively. There were no option exercises in 2020 or 2019. The total fair value of options that vested in 2020 and 2019 was $1.7 million, and $2.4 million, respectively, at the fair value of the options as of the date of grant.
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
The following table provides the weighted average assumptions used in the Black-Scholes option pricing model for the years ended December 31:
	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	0.65%	1.85%
Expected volatility	127.87%	121.67%
Expected life (in years)	5.91	6.22
The weighted-average fair value of stock options granted in 2020 and 2019 was $8.79 and $62.37, respectively. As of December 31, 2020, the total compensation cost related to all non-vested stock option awards not yet recognized was approximately $1.5 million and is expected to be recognized over the remaining weighted-average period of 2.53 years.
Warrants
Warrants to purchase 1,631,948 and 231,629 shares of common stock were outstanding at December 31, 2020 and 2019, respectively. As of December 31, 2020, warrants outstanding were exercisable at prices ranging from $9.00 to $53,550 per share, and are exercisable over a period ranging from 10 months to 4.9 years.
Note 7 - Fair Value of Financial Instruments
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
All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or Level 3 and there were no movements between these categories as of December 31, 2020 and December 31, 2019. The Company believes that the carrying amounts of all remaining financial instruments approximate their fair value due to their relatively short maturities.
Note 8—Income Taxes
Domestic and foreign loss before income taxes, consists of the following for the years ended December 31:
(in thousands)	2020	2019
Domestic	$(15,865)	$(18,114)
Foreign	38	8
Loss before income taxes	$(15,827)	$(18,106)
The components of income tax expense consist of the following for the years ended December 31:
(in thousands)	2020	2019
Current:
United States and state	$—	$—
Foreign, net	(9)	(8)
Deferred:
United States and state	—	—
Foreign	—	—
Total income tax expense	$(9)	$(8)
Actual income tax expense differs from statutory federal income tax expense as follows for the years ended December 31:
(in thousands)	2020	2019
Statutory federal income tax benefit	$3,324	$3,802
State tax benefit, net of federal taxes	94	46
Foreign tax	(1)	1
Foreign deferred exchange rate adjustments	1,027	(59)
Dissolution of foreign subsidiary	(11,401)	—
Nondeductible/nontaxable items	34	(272)
Other	(255)	(113)
Valuation allowance (increase) decrease	7,169	(3,413)
Total income tax expense	$(9)	$(8)

Deferred taxes consist of the following as of December 31:
(in thousands)	2020	2019
Deferred tax assets:
Noncurrent:
Accrued leave	$61	$51
Other accrued expenses	—	—
Stock based compensation	293	449
Net operating loss carryforward	37,665	44,572
Other	11	69
Intangibles	751	809
R&D credit carryforward	531	531
Total deferred tax assets	39,312	46,481
Less: valuation allowance	(39,312)	(46,481)
Total	$—	$—
As of December 31, 2020, the Company had federal net operating loss (“NOLs”) carryforwards of approximately $168.2 million and $30.9 million of state NOL carryforwards. Approximately $120.1 million of federal NOL carryforwards will expire between 2024 and 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated after 2017 of approximately $48.1 million do not expire. The expiration of state NOL carryforwards will vary by jurisdiction. In addition, future utilization of NOL carryforwards in the U.S. may be subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2020, the Company no longer has tax loss carryforwards in the Commonwealth of Australia due to the dissolution of the subsidiary in November 2020.
The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance for U.S. and foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements. For the years ended December 31, 2020, and 2019, the valuation allowance decreased by $7.2 million and increased by $3.4 million, respectively. The current year decrease was primarily due to the dissolution of the Australian subsidiary and corresponding elimination of their net operating loss carryforwards previously subject to a valuation allowance.
During 2018, 2019 and 2020, the Company believes it experienced an ownership change as defined in Section 382 of the Internal Revenue Code which will limit the ability to utilize the Company’s net operating losses (NOLs). The Company may have experienced additional ownership changes in earlier years further limiting the NOL carry-forwards that may be utilized. The Company has not yet completed a formal Section 382 analysis. The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.
The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no material uncertain tax positions as of December 31, 2020 or 2019.
The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At December 31, 2020 and 2019, the Company recorded no accrued interest or penalties related to uncertain tax positions.
The tax years ended December 31, 2017 through December 31, 2020 remain open to examination by the Internal Revenue Service and for the various states where the Company is subject to taxation. Additionally, the returns of the Company’s Australian (through November 2020) and Irish subsidiary are subject to examination by tax authorities of those jurisdictions for the tax years ended and subsequent to June 30, 2015 and December 31, 2015, respectively.

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
The cost components of the Company’s operating lease were as follows for the year ended December 31, :
(in thousands)	2020	2019
Operating lease cost	$213	$213
Variable lease cost	114	102
Total	$327	$315
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased office and manufacturing space.
Maturities of our lease liability for the Company’s operating lease are as follows as of December 31, :
(in thousands)	2020
2021	$219
2022	55
Total lease payments	274
Less: Interest	(13
Present value of lease liability	$261
As of December 31, 2020, and 2019, the remaining lease terms were 1.25 and 2.25 years, respectively, and discount rates were 7.5% for each year. For the years ended December 31, 2020, and 2019, the operating cash outflows from the Company’s operating lease for office and manufacturing space were $213,000 and $206,000, respectively.
Note 10—Finance Lease Liability
In 2020, the Company entered into lease agreements to finance equipment valued at $98,000. The equipment consisted of computer hardware and audio-visual equipment and is included in Property, Plant and Equipment in the accompanying consolidated financial statements. The principal amount under the lease agreements was $93,000 at the date the lease commenced, the implied interest rate is 7.5%, and the term of the lease is 39 months.
Note 11—Commitments and Contingencies
Employee Retirement Plan
The Company has a 401(k)-profit sharing plan that provides retirement benefit to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations, with the Company matching a portion of the employee’s contributions at the discretion of the Company. Matching contributions totaled $234,000 and $227,000 for the years ended December 31, 2020 and 2019, respectively.
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

Note 12—Related Party Transactions
In January 2019, we entered into a consulting agreement with Steven Brandt, one of our non-employee directors, pursuant to which Mr. Brandt provided services, on an interim basis, until May 31, 2019, to support our commercial strategy under the direction of our Chief Executive Officer. Mr. Brandt was paid a fee of $19,000 per month, for a total of $76,000 for his services. Mr. Brandt also received $2,453 for reimbursement of expenses. There were no related party transactions requiring disclosure during the year ended December 31, 2020.
Note 13—Segment and Geographic Information
The Company has one reportable segment, cardiac and coronary disease products.
At December 31, 2019 and 2018, long-lived assets were located primarily in the United States.
Note 14 – Subsequent Events
On January 19, 2021, the Company announced that Nestor Jaramillo, Jr. was appointed as Chief Executive Officer and President of the Company. In connection with such appointment, he entered into an Executive Employment Agreement with the Company. Mr. Jaramillo had served as the Company’s chief operating officer and president since June 2020 and as the Company’s chief commercial officer from May 2019 to June 2020. John Erb, the predecessor Chief Executive Officer will remain a part-time employee for a period of six months to assist with the transition and thereafter will continue to serve as the Company’s Chairman of the Board.
On March 19, 2021, the Company closed on an underwritten public offering of 3,795,816 shares of common stock, which includes the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $20.9 million. Net proceeds totaled approximately $19.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.
In connection with this transaction, the conversion price of the Series F convertible preferred stock was reduced from $9.00 to $5.50, the per share price to the public in the March 2021 transaction, described above. In addition, the exercise price of the common stock warrants issued in connection with the January 2020 Offering was reduced from $9.00 to $5.50, the per share price to the public in the March 2021 offering, described above.

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
As of December 31, 2020, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.
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
Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.	Other Information.
None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2020 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal 1 — Election of Directors,” “Board Matters — Board Committees ,” “Board Matters — Corporate Governance,” “Executive Officers” and “Additional Matters — Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation.
The information required by this item is set forth under the following captions in the Proxy Statement, all of which is incorporated herein by reference: “Board Matters — Director Compensation,” and “Named Executive Officer Compensation Tables”.
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
The information required by this item is set forth under the following captions in the Proxy Statement, all of which is incorporated herein by reference: “Proposal 1 — Election of Directors — Director Independence” and “Certain Relationships and Related Transactions.”
Item 14.	Principal Accounting Fees and Services.
The information required by this item is set forth under the following captions in the Proxy Statement, all of which is incorporated herein by reference: “Audit Committee Matters.”

PART IV
Item 15.	Exhibits, and Financial Statement Schedules.
The following documents are filed as a part of this Annual Report on Form 10-K:
(a)	Financial Statements: The financial statements filed as part of this report are listed in Part II, Item 8.
(b)	Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.
(c)	Exhibits: The following exhibits are incorporated by reference or filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX
		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Asset Purchase Agreement between Sunshine Heart, Inc. and Gambro UF Solutions, Inc. dated August 5, 2016	8-K	001-35312	August 8, 2016	2.1

3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.7	Second Amended and Restated Bylaws	8-K	001-35312	May 23, 2017	3.2

3.8	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-35312	June 14, 2013	3.1

3.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	001-35312	March 13, 2019	3.1

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock	8-K	001-35312	January 29, 2020	3.1

4.1	Warrant to Purchase Stock, dated February 18, 2015, issued to Silicon Valley Bank	8-K	001-35312	February 19, 2015	4.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
4.2	Warrant to Purchase Stock, dated February 18, 2015, issued to Life Science Loans, LLC	8-K	001-35312	February 19, 2015	4.2

4.3	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated July 20, 2016, among the Company and the purchasers signatory thereto	8-K	001-35312	July 22, 2016	4.2

4.4	Form of common stock Purchase Warrant issued to Northland Securities, Inc.	8-K	001-35312	July 22, 2016	4.3

4.5	Registration Rights Agreement between Sunshine Heart, Inc. and Gambro UF Solutions, Inc. dated August 5, 2016	8-K	001-35312	August 8, 2016	4.1

4.6	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated October 30, 2016, among the Company and the purchasers signatory thereto	8-K	001-35312	October 31, 2016	4.1

4.7	Form of common stock Purchase Warrant issued pursuant to the Letter Agreement between the Company and the purchasers signatory thereto, dated February 15, 2017	8-K	001-35312	February 16, 2017	4.1

4.8	Form of common stock Purchase Warrant issued pursuant to the Underwriting Agreement between the Company and Ladenburg Thalmann& Co. Inc., dated April 19, 2017	S-1/A	333-216841	April 4, 2017	4.8

4.9	Form of Warrant to purchase shares of common stock	S-1/A	333-221010	November 17, 2017	4.9

4.10	Form of Series 1 and Series 2 Warrant to Purchase Shares of Common Stock	S-1/A	333-209102	February 25, 2019	4.10

4.11	Common Stock Purchase Warrant, dated May 30, 2019, between the Company and Redington, Inc.	10-Q	001-35312	August 8, 2019	4.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
4.12	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated October 23, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	October 23, 2019	4.1

4.13	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated November 4, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	November 4, 2019	4.1

4.14	Form of common stock Pre-Funded Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated November 4, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	November 4, 2019	4.2

4.15	Form of Common Stock Purchase Warrant	S-1/A	333-235385	January 23, 2020	4.15

4.16	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated March 19, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 20, 2020	4.1

4.17	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated March 30, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 30, 2020	4.1

4.18	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated May 1, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	May 4, 2020	4.1

4.19	Form of Warrant to Purchase Shares of Common Stock	S-1/A	333-24145	August 17, 2020	4.19

4.20	Description of Securities					X

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Patent License Agreement between Sunshine Heart, Inc. and Gambro UF Solutions, Inc. dated August 5, 2016	8-K	001-35312	August 8, 2016	10.1

10.2	Loan and Security Agreement between Sunshine Heart, Inc. and Silicon Valley Bank dated August 5, 2016	8-K	001-35312	August 8, 2016	10.2

10.3	Amended and Restated 2002 Stock Plan†	10	001-35312	December 16, 2011	10.2

10.4	Form of Notice of Stock Option Grant and Option Agreement for Amended and Restated 2002 Stock Plan†	10	001-35312	September 30, 2011	10.3

10.5	Second Amended and Restated 2011 Equity Incentive Plan, as amended†	14A	001-35312	July 27, 2012	App. A

10.6	Form of Stock Option Grant Notice and Option Agreement for 2011 Equity Incentive Plan†	10	001-35312	September 30, 2011	10.5

10.7	Form of Stock Option Grant Notice and Option Agreement (Senior Management) for 2011 Equity Incentive Plan†	10	001-35312	September 30, 2011	10.6

10.8	Form of Stock Option Grant Notice and Option Agreement (Director) for 2011 Equity Incentive Plan†	8-K	001-35312	September 18, 2012	10.1

10.9	Form of Stock Grant Notice and Award Agreement for 2011 Equity Incentive Plan†	8-K	001-35312	September 10, 2013	10.1

10.10	Form of Restricted Stock Unit Grant Notice and Agreement for 2011 Equity Incentive Plan†	8-K	001-35312	September 10, 2013	10.2

10.11	2013 Non-Employee Directors’ Equity Incentive Plan†	14A	001-35312	April 5, 2013	App. A

10.12	Form of Stock Option Grant Notice and Option Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	May 29, 2013	10.2

10.13	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	March 20, 2015	10.11

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.14	New-Hire Equity Incentive Plan†	10-Q	001-35312	August 8, 2013	10.1

10.15	First Amendment to New-Hire Equity Incentive Plan†	10-Q	001-35312	November 12, 2013	10.1

10.16	Second Amendment to New-Hire Equity Incentive Plan†	S-8	333-202904	March 20, 2015	99.12

10.17	Third Amendment to New-Hire Equity Incentive Plan†	S-8	333-210215	March 15, 2016	99.13

10.18	Fourth Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.4

10.19	Fifth Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	January 18, 2018	10.1

10.20	Form of Stock Option Grant Notice and Option Agreement for New-Hire Equity Incentive Plan†	10-Q	001-35312	November 12, 2013	10.2

10.21	2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.1

10.22	Form of Stock Option Grant Notice and Option Agreement for 2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.2

10.23	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for 2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.3

10.24	Form of Indemnity Agreement for the Company’s executive officers and directors†	10	001-35312	September 30, 2011	10.1

10.25	Form of Change in Control Agreement for the Company’s executive officers†	10-K	001-35312	March 20, 2015	10.16

10.26	Non-Employee Director Compensation Policy†	10-Q	001-35312	November 8, 2019	10.12

10.27	Lease Agreement dated October 21, 2011 by and between the Company and Silver Prairie Crossroads, LLC	10	001-35312	December 16, 2011	10.18

10.28	Second Amendment to Lease, dated as of April 20, 2015, by and between the Company and Capital Partners Industrial Fund I, LLLP dba Prairie Crossroads Business Center	8-K	001-35312	April 23, 2015	10.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.29	Third Amendment to Lease, dated as of August 3, 2018, by and between the Company and Capital Partners Industrial Fund I, LLLP	10-Q	001-35312	November 7, 2018	10.2

10.30	Executive Employment Agreement between Sunshine Heart, Inc. and John L. Erb, dated March 1, 2016†	8-K	001-35312	March 2, 2016	10.1

10.31	Claudia Drayton Retention Bonus Letter, dated as of December 12, 2016†	8-K	001-35312	December 16, 2016	10.1

10.32	Letter Agreement dated February 15, 2017 among the Company, Sabby Volatility Warrant Master Fund, Ltd. and Sabby Healthcare Master Fund, Ltd.	8-K	003-35312	February 16, 2017	10.1

10.33	Warrant Agency Agreement between the Company and American Stock Transfer & Trust Company, LLC dated April 24, 2017	8-K	001-35312	April 25, 2017	10.1

10.34	Warrant Agency Agreement, by and between CHF Solutions, Inc. and American Stock Transfer & Trust Company, LLC dated November 27, 2017	8-K	001-35312	November 28, 2017	10.1

10.35	Form of Warrant Reprice Agreement	8-K	001-35312	June 29, 2018	10.1

10.36	Consulting Agreement, dated as of January 28, 2019, between the Company and Steve Brandt†	10-K	001-35312	February 21, 2019	10.44

10.37	Warrant Agency Agreement, dated as of March 12, 2019, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	March 13, 2019	4.2

10.38	Underwriting Agreement, dated as of March 8, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 13, 2019	1.1

10.39	Form of Employee Proprietary Information, Inventions Assignment and Non-Competition Agreement for the Company’s employees, including executive officers†	10-Q	001-35312	May, 9, 2019	10.3

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.40	Offer Letter, by and between the Company and Claudia Drayton, dated December 9, 2014†	10-Q	001-35312	May 9, 2019	10.4

10.41	Offer Letter, by and between the Company and Nestor Jaramillo, dated May 7, 2019†	10-Q	001-35312	May 9, 2019	10.5

10.42	Sixth Amendment to New-Hire Equity Incentive Plan†	10-Q	001-35312	August 8, 2019	10.2

10.43	Placement Agency Agreement, dated as of October 23, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	October 23, 2019	1.1

10.44	Form of Securities Purchase Agreement, dated as of October 23, 2019, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	October 23, 2019	10.1

10.45	Placement Agency Agreement, dated as of November 4, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	November 4, 2019	1.1

10.46	Form of Securities Purchase Agreement, dated as of November 4, 2019, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	November 4, 2019	10.1

10.47	Non-Employee Director Compensation Policy†	10-Q	001-35312	November 8, 2019	10.1

10.48	Seventh Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	December 6, 2019	10.1

10.49	Underwriting Agreement dated as of January 24, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	January 29, 2020	1.1

10.50	Warrant Agency Agreement, dated as of January 28, 2020, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	January 29, 2020	4.2

10.51	Placement Agency Agreement, dated as of March 19, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 20, 2020	1.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.52	Form of Securities Purchase Agreement, dated as of March 19, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 20, 2020	10.1

10.53	Placement Agency Agreement, dated as of March 30, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 30, 2020	1.1

10.54	Form of Securities Purchase Agreement, dated as of March 30, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 30, 2020	10.1

10.55	Placement Agency Agreement, dated as of May 1, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	May 4, 2020	1.1

10.56	Form of Securities Purchase Agreement, dated as of May 1, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	May 4, 2020	10.1

10.57	Lock-Up and Voting Agreement	S-1/A	333-24145	August 17, 2020	4.20

10.58	Underwriting Agreement, dated as of August 19, 2020, by and between the Company and Ladenburg Thalman & Co. Inc.	8-K	001-35312	August 21, 2020	1.1

10.59	Warrant Agency Agreement, dated as of August 21, 2020, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	August 21, 2020	4.2

10.60	First Amendment to the CHF Solution’s, Inc. 2017 Equity Incentive Plan†	14A	001-35312	September 11, 2020	App. A

10.61	Executive Employment Agreement, dated January 16, 2021, by and between the Company and Nestor Jaramillo, Jr.	8-K	001-35312	January 19, 2021	10.1

10.62	Executive Employment Agreement, dated January 16, 2021, by and between the Company and John L. Erb	8-K	001-35312	January 19, 2021	10.2

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.63	Eighth Amendment to New-Hire Equity Incentive Plan†	8-K/A	001-35312	February 25, 2021	10.1

10.64	Underwriting Agreement, dated March 17, 2021, between the Company and Ladenburg Thalmann & Co., Inc. as the Representative of the several underwriters named in Schedule I thereto	8-K	001-35312	March 17, 2021	1.1

21	List of Subsidiaries					X

23	Consent of Baker Tilly US, LLP					X

24	Power of Attorney (included on signature page)					X

31.1	Section 302 Certification—CEO					X

31.2	Section 302 Certification—CFO					X

32.1	Section 906 Certification—CEO					X

32.2	Section 906 Certification — CFO					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
†	Indicates management compensatory plan, contract or arrangement.
Item 16.	Form 10-K Summary
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 25, 2021	CHF SOLUTIONS, INC.

	By:	/S/ NESTOR JARAMILLO
Nestor Jaramillo
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
Each individual person whose signature appears below hereby appoints Nestor Jaramillo and Claudia Drayton as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the SEC, and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC.
Signature	Title	Date
/S/ NESTOR JARAMILLO	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2021
Nestor Jaramillo

/S/ CLAUDIA DRAYTON	Chief Financial Officer (principal financial and accounting officer)	March 25, 2021
Claudia Drayton

/S/ JOHN L. ERB	Chairman of the Board and Director	March 25, 2021
John L. Erb

/S/ STEVEN BRANDT	Director	March 25, 2021
Steven Brandt

/S/ MARIA ROSA COSTANZO	Director	March 25, 2021
Maria Rosa Costanzo

/S/ JON W. SALVESON	Director	March 25, 2021
Jon W. Salveson

/S/ GREGORY D. WALLER	Director	March 25, 2021
Gregory D. Waller

/S/ WARREN S. WATSON	Director	March 25, 2021
Warren S. Watson