Form 10-Q
period 2021-06-30
Nuwellis, Inc.
filed 2021-08-12
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 6, 2021 was 6,532,018.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$23,978	$14,437
Accounts receivable	1,177	905
Inventories	2,656	2,957
Other current assets	413	237
Total current assets	28,224	18,536
Property, plant and equipment, net	1,260	1,200
Operating lease right-of-use asset	156	255
Other assets	—	21
TOTAL ASSETS	$29,640	$20,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,787	$1,097
Accrued compensation	1,577	2,192
Current portion of operating lease liability	160	206
Current portion of finance lease liability	25	24
Other current liabilities	54	66
Total current liabilities	3,603	3,585
Operating lease liability	—	55
Finance lease liability	41	54
Total liabilities	3,644	3,694

Commitments and contingencies

Stockholders’ equity
Series A junior participating preferred stock as of June 30, 2021 and December 31, 2020, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of both June 30, 2021 and December 31, 2020, par value $0.0001 per share; authorized 127 shares, issued and outstanding 127 shares	—	—
Preferred stock as of both June 30, 2021 and December 31, 2020, par value $0.0001 per share; authorized 39,969,873 shares, none outstanding	—	—
Common stock as of June 30, 2021 and December 31, 2020, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 6,532,018 and 2,736,060, respectively	—	—
Additional paid‑in capital	269,296	249,663
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(10)	(7)
Accumulated deficit	(243,290)	(233,338)
Total stockholders’ equity	25,996	16,318
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,640	$20,012

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$2,508	$1,863	$4,426	$3,493
Cost of goods sold	997	664	1,949	1,460
Gross profit	1,511	1,199	2,477	2,033
Operating expenses:
Selling, general and administrative	5,063	4,234	10,300	8,770
Research and development	1,174	885	2,121	1,749
Total operating expenses	6,237	5,119	12,421	10,519
Loss from operations	(4,726)	(3,920)	(9,944)	(8,486)
Other income (expense), net	(2)	—	(3)	—
Loss before income taxes	(4,728)	(3,920)	(9,947)	(8,486)
Income tax expense	(3)	(2)	(5)	(4)
Net loss	$(4,731)	$(3,922)	$(9,952)	$(8,490)

Basic and diluted loss per share	$(0.72)	$(3.10)	$(2.04)	$(11.31)

Weighted average shares outstanding – basic and diluted	6,532	1,264	4,887	906

Other comprehensive loss:
Foreign currency translation adjustments	$—	$(2)	$(3)	$(5)
Total comprehensive loss	$(4,731)	$(3,924)	$(9,955)	$(8,495)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2019	155,802	$—	$218,278	$1,214	$(217,502)	$1,990
Net loss	—	—	—	—	(4,568)	(4,568)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Stock-based compensation, net	—	—	380	—	—	380
Issuance of common and preferred stock, net	340,261	—	9,616	—	—	9,616
Exercise of warrants	29,933	—	289	—	—	289
Conversion of preferred stock into common stock	378,751	—	—	—	—	—
Balance March 31, 2020	904,747	$—	$228,563	$1,211	$(222,070)	$7,704
Net loss	—	—	—	—	(3,922)	(3,922)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation, net	—	—	347	—	—	347
Issuance of common stock, net	290,938	—	3,424	—	—	3,424
Exercise of warrants	227,939	—	2,051	—	—	2,051
Conversion of preferred stock into common stock	16,270	—	—	—	—	—
Balance June 30, 2020	1,439,894	$—	$234,385	$1,209	$(225,992)	$9,602

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2020	2,736,060	$—	$249,663	$(7)	$(233,338)	$16,318
Net loss	—	—	—	—	(5,221)	(5,221)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Stock-based compensation, net	—	—	355	—	—	355
Issuance of common stock, net	3,795,816	—	18,902	—	—	18,902
Exercise of warrants	66	—	1	—	—	1
Balance March 31, 2021	6,531,942	$—	$268,921	$(10)	$(238,559)	$30,352
Net loss	—	—	—	—	(4,731)	(4,731)
Foreign currency translation adjustment	—	—	—	—	—	—
Stock-based compensation, net	—	—	381	—	—	381
Issuance costs related to common stock offerings	—	—	(6)	—	—	(6)
Exercise of warrants	76	—	—	—	—	—
Balance June 30, 2021	6,532,018	$—	$269,296	$(10)	$(243,290)	$25,996

See notes to the condensed consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Six months ended June 30,
	2021	2020
Operating Activities:
Net loss	$(9,952)	$(8,490)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	256	151
Stock-based compensation expense, net	736	727
Loss on disposal of property and equipment	—	46
Changes in operating assets and liabilities:
Accounts receivable	(272)	(179)
Inventory	122	(1,104)
Other current assets	(176)	20
Other assets and liabilities	9	112
Accounts payable and accrued expenses	75	(43)
Net cash used in operating activities	(9,202)	(8,760)

Investing Activities:
Purchases of property and equipment	(137)	(69)
Net cash used in investing activities	(137)	(69)

Financing Activities:
Proceeds from public stock offerings, net	18,896	13,040
Proceeds from warrant exercises	1	2,340
Payments on finance lease liability	(14)	(4)
Net cash provided by financing activities	18,883	15,376

Effect of exchange rate changes on cash	(3)	(5)
Net increase in cash and cash equivalents	9,541	6,542
Cash and cash equivalents - beginning of period	14,437	1,279
Cash and cash equivalents - end of period	$23,978	$7,821

Supplemental cash flow information
Inventory transferred to property, plant and equipment	$179	$112
Equipment acquired through finance lease liability	$—	$67

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

Going Concern: The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2020 and 2019 and through June 30, 2021, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2021, the Company had an accumulated deficit of $243.3 million and it expects to incur losses for the immediate future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably.

The Company became a revenue generating company after acquiring the Aquadex Business in August 2016.  The Company expects to incur additional losses in the near-term as it grows the Aquadex Business, including investments in expanding its sales and marketing capabilities, purchasing inventory, manufacturing components, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, the Company must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require the Company to succeed in effectively training personnel at hospitals and efficiently manufacturing, marketing and distributing the Aquadex System and related components. There can be no assurance that the Company will succeed in these activities, and it may never generate revenues sufficient to achieve profitability.

During 2019, 2020 and through March 19, 2021, the Company closed on underwritten public equity offerings for aggregate net proceeds of approximately $57.6 million after deducting the underwriting discounts and commissions and other costs associated with the offerings (see Note 3 –Stockholders’ Equity). The Company will require additional funding to grow the Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

The Company believes that its existing capital resources will be sufficient to support its operating plan through December 31, 2022. However, the Company may seek to raise additional capital to support its growth or other strategic initiatives through debt, equity or a combination thereof.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition below for additional disclosures.  For the three months ended June 30, 2021, no customer represented over 10% of net sales.  For the six months ended June 30, 2021, two customers each represented 11% of net sales. For the three months ended June 30, 2020, one customer represented 10% of net sales. For the six months ended June 30, 2020, two customers each represented 10% of net sales.

Accounts Receivable:  Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and managements’ evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of June 30, 2021 or December 31, 2020.  As of June 30, 2021, one customer represented 12% of the accounts receivable balance.  As of December 31, 2020, no customer represented over 10% of the accounts receivable balance.

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

( in thousands)	June 30, 2021	December 31, 2020
Finished Goods	$1,304	$1,343
Work in Process	199	342
Raw Materials	1,153	1,272
Total	$2,656	$2,957

Loss per share: Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the six months ended June 30, 2020, reflects a $1.8 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series H Convertible Preferred Stock on January 28, 2020. The deemed dividends represent the intrinsic value of the preferred shares at the time of issuance and includes $0.2 million that resulted from the subsequent change in the exercise price of the warrants as a result of the March 2020 offering. See Note 3 – Stockholders’ Equity below for additional disclosures.  The net loss allocable to common stockholders for the six months ended June 30, 2021 includes a deemed dividend of $33,000 that resulted from the change in the exercise price of warrants as a result of the March 2021 offering.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30
	2021	2020
Warrants to purchase common stock	1,631,806	764,525
Series F convertible preferred stock	23,114	48,720
Stock options	812,561	17,534
Total	2,467,481	830,779

The following table reconciles reported net loss with reported net loss per share for each of the six months ended June 30:

(in thousands, except per share amounts)	2021	2020
Net loss	$(9,952)	$(8,490)
Deemed dividend to preferred shareholders (see Note 3)	(33)	(1,757)
Net loss after deemed dividend	(9,985)	(10,247)
Weighted average shares outstanding	4,887	906
Basic and diluted loss per share	$(2.04)	$(11.31)

The Company evaluates events through the date the consolidated financial statements are filed for events requiring adjustment to or disclosure in the consolidated financial statements.

Note 2 – Revenue Recognition

Net Sales: The Company sells its products in the United States primarily through a direct sales force. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Brazil, Germany, Greece, Hong Kong, India, Israel, Italy, Romania, Singapore, Spain, Switzerland, Thailand, United Arab Emirates, and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies.

Revenue from product sales are recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers which are recognized over time. This revenue represents less than 1% of net sales for the three and six months ended June 30, 2021 and 2020. The unfulfilled performance obligations related to these extended service plans is included in deferred revenue, which is included in other current liabilities on the consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Effective March 12, 2019, the conversion price of the Series F convertible preferred stock was reduced from $890.40 to $157.50, the per share price to the public of the Series G convertible preferred stock issued in the March 2019 Offering, described below.  Effective October 25, 2019, the conversion price of the Series F convertible preferred stock was reduced from $157.50 to $42.30, and on November 6, 2019 from $42.30 to $29.83, the per share price to the public in the October and November 2019 transactions, respectively, described below.  Effective January 28, 2020, the conversion price of the Series F convertible preferred stock was reduced from $29.83 to $16.50, the per share price to the public of the Series H convertible preferred stock which closed in an underwritten public offering on January 28, 2020, described below. Effective March 23, 2020, the conversion price of the Series F convertible preferred stock was reduced from $16.50 to $9.00, the per share price to the public in the March 2020 offering, described below. In connection with the March 2021 offering, the conversion price of the Series F convertible preferred stock was reduced from $9.00 to $5.50, the per share price to the public in the March 2021 offering, described below.

As of June 30, 2021, and December 31, 2020, 127 shares of the Series F convertible preferred stock remained outstanding.

Series G Convertible Preferred Stock and March 2019 Offering: On March 12, 2019, the Company closed on an underwritten public offering of common stock, Series G convertible preferred stock and warrants to purchase shares of common stock for gross proceeds of $12.4 million (“March 2019 Offering”). Net proceeds totaled approximately $11.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering. The Series G convertible preferred stock included a beneficial conversion amount of $4.5 million, representing the intrinsic value of the shares at the time of issuance. This amount was reflected as an increase to the loss per share allocable to common stockholders in the year ended December 31, 2019.

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

Series H Convertible Preferred Stock and January 2020 Offering: On January 28, 2020, the Company closed on an underwritten public offering of common stock, Series H convertible preferred stock and warrants to purchase shares of common stock for gross proceeds of $9.7 million (“January 2020 Offering”). Net proceeds totaled approximately $8.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. The Series H convertible preferred stock included a beneficial conversion amount of $1.6 million, representing the intrinsic value of the shares at the time of issuance, and $0.2 million of down-round protection in connection with the re-pricing of the warrants following the March 2020 offering described below. This amount is reflected as an increase to the loss per share allocable to common stockholders in the six months ended June 30, 2020.

The January 2020 Offering was comprised of 201,546 shares of common stock priced at $16.50 per share and 11,517,269 shares of Series H convertible preferred stock, convertible into common stock at $16.50 per share. Each share of Series H convertible preferred stock and each share of common stock was accompanied by a warrant to purchase common stock.  The warrants are exercisable into 585,460 shares of common stock. The conversion price of the preferred stock issued in the transaction is fixed and does not contain any variable pricing feature or any price based anti-dilutive feature. The preferred stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock) or liquidation preference, and, subject to limited exceptions, has no voting rights. The securities comprising the units are immediately separable and were issued separately. The warrants were exercisable beginning on the closing date and expire on the fifth anniversary of the closing date and had an initial exercise price per share equal to $16.50 per share, subject to appropriate adjustment in the event of subsequent equity sales of common stock or securities convertible into common stock for an exercise price per share less than the exercise price per share of the warrants then in effect (but in no event lower than 10% of the applicable Unit offering price), or in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting our common stock. Effective March 23, 2020, the exercise price of these warrants was reduced from $16.50 to $9.00, the per share price to the public in the March 2020 offering described below.  Effective with the March 19, 2021 financing, the exercise price for the unexercised warrants from the January 2020 offering were further reduced to $5.50 per share.  The net loss allocable to common stockholders for the six months ended June 30, 2021 includes a deemed dividend of $33,000 that resulted from the change in the exercise price of warrants as a result of the March 2021 offering.

As of December 31, 2020, all 11,517,269 shares of the Series H convertible preferred stock had been converted into common stock and none remained outstanding.  As of June 30, 2021, warrants to purchase 130,170 shares of common stock remain exercisable.

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

August 2020 Offering: On August 21, 2020, the Company closed on an underwritten public offering of common stock and warrants to purchase shares of common stock for gross proceeds of approximately $14.4 million (“August 2020 Offering”). Net proceeds totaled approximately $13.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering.  The August 2020 Offering was comprised of 1,064,678 shares of common stock priced at $13.50 per share.  Each share of common stock was accompanied by a warrant to purchase common stock.  The warrants are exercisable into 1,064,678 shares of common stock. The securities comprising the units are immediately separable and were issued separately. The warrants were exercisable beginning on the effective date of our stockholders’ approval of a reverse stock split in an amount sufficient to permit the exercise in full of the warrants, which occurred on October 6, 2020, and will expire on the five-year anniversary of the closing date.

March 2021 Offering: On March 19, 2021, the Company closed on an underwritten public offering of 3,795,816 shares of common stock, for gross proceeds of approximately $20.9 million (the “March 2021 Offering”).  Net proceeds totaled approximately $18.9 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

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

Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services.  The warrant represents the right to acquire up to 3,334 shares of the Company’s common stock at an exercise price of $95.40 per share, the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time.  The warrant expires on May 30, 2024. The warrant was valued at $57.90 per share using the Monte Carlo valuation methodology and was expensed over the term of the consulting engagement which was twelve months.  Significant inputs used for the Monte Carlo valuation were the expected stock price volatility of 136.21%, and management’s expectations regarding the timing of regulatory clearance for an expanded label in pediatrics.  None of these warrants had vested as of June 30, 2021.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Selling, general and administrative expense	$350	$321	$677	$675
Research and development expense	31	26	59	52
Total stock-based compensation expense	$381	$347	$736	$727

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

As of June 30, 2021, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

Note 8—Subsequent Events

On June 24, 2021, the Company entered into a research and development collaboration agreement with Koronis Biomedical Corporation (KBT) to design and develop an integrated continuous renal replacement therapy device.  This agreement became effective on August 5, 2021, when KBT received approval of a $1.7 million grant from the National Institutes of Health (NIH) to support this project.  As part of this agreement, the Company will pay KBT a non-refundable technology license fee of $428,160, payable in twelve equal monthly installments commencing in June 2022.

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

Impact of COVID-19 Pandemic

During the first six months of 2021, we continue to be subject to challenging social and economic conditions created as a result of the outbreak of the novel strain of coronavirus, SARS-CoV-2, and the resulting coronavirus disease 2019 (“COVID-19”) pandemic. The COVID-19 pandemic continues to affect our operations and has required us to continue the changes that were made to keep our customers, their patients, and our employees safe. These changes continue to include restrictions on hospital access imposed on our field employees by customers dealing in the front lines of COVID-19 and managing the spread of the virus, changes to employee work practices by continuing to allow employees to work remotely and increased protocols to ensure the safety of those employees who are required to work on site.  The ongoing impact of the COVID-19 pandemic on our operational and financial performance will depend on certain future developments, including the duration and spread of the outbreak, the ongoing impact on our customers and hospital access restrictions imposed on our field employees, and effect on our vendors, all of which remain uncertain and cannot be predicted.

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

Several hospitals in the U.S. have included the Aquadex System into their treatment protocol for fluid management of COVID-19, especially when dialysis equipment and staff are limited.  In March 2020, we increased production of the Aquadex System to meet anticipated demand due to its use in treatment protocols for COVID-19. We estimate that approximately 14% of our U.S. revenue for the year ended December 31, 2020, was driven by hospitals treating patients with COVID-19, but as intensive care patients have declined due to the drop in the infection rate, we have seen little revenue in the six months ended June 30, 2021 for treating patients with COVID-19.  However, we have also seen changes to our sales practices due to restrictions on hospital access and believe that revenue in other areas was negatively impacted by these restrictions.  In addition, the disruption created by COVID-19 has created significant uncertainty about our ability to access the capital markets in future periods. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which the COVID-19 pandemic may continue to impact our financial condition or results of operations or guidance is uncertain and cannot be reasonably estimated but could be material and last for an extended period of time. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

Recent Developments

Departure of Claudia Drayton and Appointment of Paul Wotta
On April 1, 2021, Claudia Drayton notified the Company of her decision to resign as the Company’s Chief Financial Officer. On April 5, 2021, the Board of Directors of the Company (the “Board”) appointed Nestor Jaramillo, Jr., the Company’s current President and Chief Executive Officer, as the Company’s interim Chief Financial Officer, and Paul Wotta, the Company’s Corporate Controller, as the Company’s interim Principal Accounting Officer. Mr. Jaramillo has served as the Company’s President and Chief Executive Officer since January 2021. Mr. Wotta has served as the Company’s Corporate Controller since December 2011.

Company Name Change
On April 27, 2021, the Company announced that it was changing its name from CHF Solutions, Inc. to Nuwellis, Inc. to more appropriately reflect the direction of its business.

Appointment of Neil P. Ayotte
Effective June 7, 2021, the Board of the Company appointed Neil P. Ayotte as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of the Company. Mr. Ayotte was formerly Executive Vice President, General Counsel & Secretary for Bluestem Group, Inc. a $1.8 billion, private equity sponsored, e-commerce and mail order retailer of seven distinct consumer brands. Prior to holding that position, Mr. Ayotte was Chief Legal Counsel for Medtronic’s Americas Region, the largest of Medtronic’s four super regions. During his 16-year tenure at Medtronic, Mr. Ayotte was the Chief Legal Counsel to the Integration Management Office dedicated exclusively to leading Medtronic’s integration of its $49 billion acquisition of Covidien plc, and he also served as Medtronic’s Interim General Counsel in 2013.

Appointment of George Montague
Effective June 28, 2021, the Board of the Company appointed George Montague as the Chief Financial Officer and Treasurer of the Company. Mr. Montague previously served as the Chief Financial Officer and Chief Operating Officer of Smiths Medical, a $1.1 billion device manufacturer where he restored sales growth and improved profitability. He also worked as the Group Financial Controller of the $4.2 billion parent company in London, UK. Earlier in his career, Mr. Montague led finance and strategy for two of Medtronic plc’s four operating groups. He served as the Vice President, Finance and Strategy for Medtronic’s $6.5 billion operating group – Restorative Therapies Group. He also guided finance, strategy and business development for Medtronic’s Diabetes franchise.

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

Accounts Receivable:  Our accounts receivable have terms that require payment in 30 days.  We did not establish an allowance for doubtful accounts as of June 30, 2021 as we have not had any write offs or experienced a deterioration in the aging of our receivables, and do not expect to experience in the future.

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

Loss per share: Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the six months ended June 30, 2020, reflects a $1.8 million increase for the deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series H convertible preferred stock on January 28, 2020. This deemed dividend includes $0.2 million that resulted from the subsequent reduction in the exercise of price of the warrants as a result of the March 2020 offering.  The net loss allocable to common stockholders for the six months ended June 30, 2021 includes a deemed dividend of $33,000 that resulted from the change in the exercise price of the warrants as a result of the March 2021 offering.

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

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the impairment tests indicate that the carrying value of the asset, or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, further analysis is performed to determine the fair value of the asset or asset group. To the extent the fair value of the asset or asset group is less than its carrying value, an impairment loss is recognized equal to the amount the fair value of the asset or asset group is exceeded by its carrying amount. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets or asset groups, and accordingly, actual results could vary significantly from such estimates.

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to fair value the asset group. The Company has determined the fair value of the asset group using expected cash flows associated with its loaner units by considering sales prices for similar assets and by estimating future discounted cash flows expected from the units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. Because the Company consists of one asset group, consideration is also given to the relationship between the Company’s market capitalization and its carrying value to further support the Company’s determination of fair value. There have been no impairment losses recognized for the year ended December 31, 2020 or the six months ended June 30, 2021.

Going Concern: Our financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2020 and 2019 and through June 30, 2021, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At June 30, 2021, we had an accumulated deficit of $243.3 million and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

We became a revenue generating company after acquiring the Aquadex Business in August 2016.  We expect to incur additional losses in the near-term as we grow the Aquadex Business, including investments in expanding our sales and marketing capabilities, purchasing inventory, manufacturing components, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, we must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require the Company to succeed in effectively training personnel at hospitals and efficiently manufacturing, marketing and distributing the Aquadex System and related components. There can be no assurance that we will succeed in these activities, and we may never generate revenues sufficient to achieve profitability.

During 2019, 2020 and through March 19, 2021, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $57.6 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. In addition, during 2020 we received $4.1 million in proceeds from the exercise of investor warrants. See Note 3 –Stockholders’ Equity for additional related disclosure. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

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

FINANCIAL OVERVIEW

We are a medical device company focused on commercializing the Aquadex system for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities from Baxter to our facilities in Eden Prairie, Minnesota. As of June 30, 2021, we had an accumulated deficit of $243.3 million and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020

Net Sales
(in thousands)

Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Increase (Decrease)	% Change
$1,918	$1,863	$645	34.6%

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

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Increase (Decrease)	% Change
Cost of goods sold	$997	$664	$333	50.	2%
Selling, general and administrative	$5,063	$4,234	$829	19.	6%
Research and development	$1,174	$885	$289	32.	7%

Cost of Goods Sold
The decline in gross margins was primarily due to a production ramp in the second quarter of 2020 to support the launch of the Aquadex SmartFlow system and to meet expected future demand increases.

Selling, General and Administrative
The increase in selling, general and administrative expense reflects our continued investment in sales and marketing activities, along with nonrecurring leadership transition costs.

Research and Development
Research and development (“R&D”) expenses in the second quarter of 2021 were $1.2 million, an increase of 33% compared to the prior year period. The increase in R&D expenses was driven primarily by investments in new products and clinical support of our pediatric registry.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2010

Net Sales
(in thousands)

Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Increase (Decrease)	% Change
$4,426	$3,493	$933	26.7%

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

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Increase (Decrease)	% Change
Cost of goods sold	$1,949	$1,460	$489	33.5%
Selling, general and administrative	$10,300	$8,770	$1,530	17.4%
Research and development	$2,121	$1,749	$372	21.3%

Cost of Goods Sold
The decline in gross margins was primarily due to a production ramp in the second quarter of 2020 to support the launch of the Aquadex SmartFlow system and to meet expected future demand increases.

Selling, General and Administrative
The increase in selling, general and administrative expense reflects our continued investment in sales and marketing activities, along with nonrecurring leadership transition costs.

Research and Development
The increase in R&D expenses over the prior year were primarily driven by clinical expenditures related to our pediatric registry.

Liquidity and Capital Resources

Sources of Liquidity
We have funded our operations primarily through cash on hand and a series of equity and debt issuances.

On January 28, 2020, we closed on an underwritten public offering of 201,546 shares of common stock, 383,909 shares of Series H Preferred Stock and warrants to purchase 585,460 shares of common stock, for gross proceeds of approximately $9.7 million. Net proceeds totaled approximately $8.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

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

On August 21, 2020, we closed on an underwritten public offering of 1,064,678 shares of common stock and warrants to purchase 1,064,678 shares of common stock, for gross proceeds of approximately $14.4 million. Net proceeds totaled approximately $13.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

On March 19, 2021, we closed on an underwritten public offering of 3,795,816 shares of common stock, for gross proceeds of approximately $20.9 million.  Net proceeds totaled approximately $18.9 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

As of June 30, 2021 and December 31, 2020, cash and cash equivalents were $24.0 million and $14.4 million, respectively. Our business strategy and ability to fund our operations in the future depends in part on our ability to grow the Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities and controlling costs. While we expect to continue to receive proceeds from the exercise of warrants, we will likely need to seek additional financing in the future, which, to date, has been through offerings of our equity. The disruption created by COVID-19 in our operations, our sales outlook, and the capital markets where we would seek such financing, have created uncertainty about our ability to access the capital markets in future periods.

Cash Flows from Operating Activities
Net cash used in operating activities was $9.2 and $8.8 million for the six months ended June 30, 2021 and 2020, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $137,000 and $69,000 for the six months ended June 30, 2021 and June 31, 2020, respectively.  The cash used in investing activities was primarily for the purchase of manufacturing, laboratory and office equipment.

Cash Flows from Financing Activities
As described above, net cash provided by financing activities was $18.9 and $15.4 million for the six months ended June 30, 2021 and 2020, respectively.

Capital Resource Requirements

As of June 30, 2021, we did not have any material commitments for capital expenditures.

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

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding the potential impacts of the COVID-19 pandemic on our business operations, cash flow, business development, and employees, our ability to execute on our strategic realignments, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, our ability to integrate acquired businesses, our expectations regarding anticipated synergies with and benefits from acquired businesses and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.  Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in other reports filed thereafter with the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

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

As of June 30, 2021, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

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

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2021

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.6	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.7	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Designations of Series A Junior Participating Preferred Stock	8-K	001-35312	June 14, 2013	3.1

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 6, 2017	3.7

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	001-35312	March 13, 2019	3.1

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock	8-K	001-35312	January 29, 2020	3.1

3.12	Second Amended and Restated Bylaws	8-K	001-35312	April 27, 2021	3.2

10.1	Nuwellis, Inc. 2021 Inducement Plan	8-K	001-35312	May 20, 2021	10.1

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith		Furnished Herewith
10.2	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Nuwellis, Inc. 2021 Inducement Plan	8-K	001-35312	May 20, 2021	10.2

10.3	Offer Letter by and between Nuwellis, Inc. and George Montague, effective as of June 28, 2021	8-K	001-35312	June 22, 2021	10.1

10.4	Offer Letter by and between Nuwellis, Inc. and Neil P. Ayotte, effective as of June 7, 2021.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: August 12, 2021	By:	/s/ Nestor Jaramillo, Jr.
Nestor Jaramillo, Jr.
President, Chief Executive Officer (principal executive officer)

Date: August 12, 2021	By:	/s/ George Montague
George Montague
Chief Financial Officer (principal financial officer)