Form 10-Q
period 2021-09-30
Nuwellis, Inc.
filed 2021-11-10
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of November 5, 2021 was 10,537,606.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$28,431	$14,437
Accounts receivable	1,069	905
Inventories	2,805	2,957
Other current assets	420	237
Total current assets	32,725	18,536
Property, plant and equipment, net	1,265	1,200
Operating lease right-of-use asset	105	255
Other assets	—	21
TOTAL ASSETS	$34,095	$20,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,851	$1,097
Accrued compensation	1,771	2,192
Current portion of operating lease liability	108	206
Current portion of finance lease liability	27	24
Other current liabilities	38	66
Total current liabilities	3,795	3,585
Operating lease liability	—	55
Finance lease liability	33	54
Other Long-term liability	286	—
Total liabilities	4,114	3,694

Commitments and contingencies

Stockholders’ equity
Series A junior participating preferred stock as of September 30, 2021 and December 31, 2020, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of both September 30, 2021 and December 31, 2020, par value $0.0001 per share; authorized 127 shares, issued and outstanding 127 shares	—	—
Preferred stock as of both September 30, 2021 and December 31, 2020, par value $0.0001 per share; authorized 39,969,873 shares, none outstanding	—	—
Common stock as of September 30, 2021 and December 31, 2020, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 10,537,606 and 2,736,060, respectively	1	—
Additional paid‑in capital	278,552	249,663
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(10)	(7)
Accumulated deficit	(248,562)	(233,338)
Total stockholders’ equity	29,981	16,318
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,095	$20,012

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$1,853	$1,904	$6,279	$5,397
Cost of goods sold	733	1,026	2,682	2,486
Gross profit	1,120	878	3,597	2,911
Operating expenses:
Selling, general and administrative	4,645	4,264	14,945	13,034
Research and development	1,726	871	3,847	2,620
Total operating expenses	6,371	5,135	18,792	15,654
Loss from operations	(5,251)	(4,257)	(15,195)	(12,743)
Other income (expense), net	(19)	—	(22)	—
Loss before income taxes	(5,270)	(4,257)	(15,217)	(12,743)
Income tax expense	(2)	(3)	(7)	(7)
Net loss	$(5,272)	$(4,260)	$(15,224)	$(12,750)

Basic and diluted loss per share	$(0.75)	$(2.08)	$(2.72)	$(11.27)

Weighted average shares outstanding – basic and diluted	7,098	2,049	5,624	1,287

Other comprehensive loss:
Foreign currency translation adjustments	$—	$(7)	$(3)	$(12)
Total comprehensive loss	$(5,272)	$(4,267)	$(15,227)	$(12,762)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2019	155,802	$—	$218,278	$1,214	$(217,502)	$1,990
Net loss	—	—	—	—	(4,568)	(4,568)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Stock-based compensation, net	—	—	380	—	—	380
Issuance of common and preferred stock, net	340,261	—	9,616	—	—	9,616
Exercise of warrants	29,933	—	289	—	—	289
Conversion of preferred stock into common stock	378,751	—	—	—	—	—
Balance March 31, 2020	904,747	$—	$228,563	$1,211	$(222,070)	$7,704
Net loss	—	—	—	—	(3,922)	(3,922)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation, net	—	—	347	—	—	347
Issuance of common stock, net	290,938	—	3,424	—	—	3,424
Exercise of warrants	227,939	—	2,051	—	—	2,051
Conversion of preferred stock into common stock	16,270	—	—	—	—	—
Balance June 30, 2020	1,439,894	$—	$234,385	$1,209	$(225,992)	$9,602
Net loss	—	—	—	—	(4,260)	(4,260)
Foreign currency translation adjustment	—	—	—	(7)	—	(7)
Stock-based compensation, net	—	—	310	—	—	310
Issuance of common stock, net	1,064,678	—	12,908	—	—	12,908
Exercise of warrants	197,267	—	1,775	—	—	1,775
Conversion of preferred stock into common stock	34,221	—	—	—	—	—
Balance September 30, 2020	2,736,060	$—	$249,378	$1,202	$(230,252)	$20,328

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2020	2,736,060	$—	$249,663	$(7)	$(233,338)	$16,318
Net loss	—	—	—	—	(5,221)	(5,221)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Stock-based compensation, net	—	—	355	—	—	355
Issuance of common stock, net	3,795,816	—	18,902	—	—	18,902
Exercise of warrants	66	—	1	—	—	1
Balance March 31, 2021	6,531,942	$—	$268,921	$(10)	$(238,559)	$30,352
Net loss	—	—	—	—	(4,731)	(4,731)
Foreign currency translation adjustment	—	—	—	—	—	—
Stock-based compensation, net	—	—	381	—	—	381
Issuance costs related to common stock offerings	—	—	(6)	—	—	(6)
Exercise of warrants	76	—	—	—	—	—
Balance June 30, 2021	6,532,018	$—	$269,296	$(10)	$(243,290)	$25,996
Net loss	—	—	—	—	(5,272)	(5,272)
Foreign currency translation adjustment	—	—	—	—	—	—
Stock-based compensation, net	—	—	257	—	—	257
Issuance of common stock, net	4,005,588	1	8,999	—	—	9,000
Balance September 30, 2021	10,537,606	$1	$278,552	$(10)	$(248,562)	$29,981

See notes to the condensed consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Nine months ended September 30,
	2021	2020
Operating Activities:
Net loss	$(15,224)	$(12,750)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	383	253
Stock-based compensation expense, net	993	1,036
Loss on disposal of property and equipment	—	46
Changes in operating assets and liabilities:
Accounts receivable	(164)	(249)
Inventory	(105)	(1,371)
Other current assets	(183)	(74)
Other assets and liabilities	279	112
Accounts payable and accrued expenses	333	(166)
Net cash used in operating activities	(13,688)	(13,163)

Investing Activities:
Purchases of property and equipment	(191)	(207)
Net cash used in investing activities	(191)	(207)

Financing Activities:
Proceeds from public stock offerings, net	27,896	25,949
Proceeds from warrant exercises	1	4,115
Payments on finance lease liability	(21)	(14)
Net cash provided by financing activities	27,876	30,050

Effect of exchange rate changes on cash	(3)	(12)
Net increase in cash and cash equivalents	13,994	16,668
Cash and cash equivalents - beginning of period	14,437	1,279
Cash and cash equivalents - end of period	$28,431	$17,947

Supplemental cash flow information
Inventory transferred to property, plant and equipment	$257	$247
Equipment acquired through finance lease liability	$—	$98

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
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

Going Concern: The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2020 and 2019 and through September 30, 2021, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of September 30, 2021, the Company had an accumulated deficit of $248.6 million and it expects to incur losses for the immediate future. To date, the Company has been funded by debt and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably.

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

During 2019, 2020 and through September 17, 2021, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $66.6 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. In addition, during 2020 we received $4.1 million in proceeds from the exercise of investor warrants. See Note 3 – Stockholders’ Equity for additional related disclosure. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

The Company believes that its existing capital resources will be sufficient to support its operating plan through March 31, 2023. However, the Company may seek to raise additional capital to support its growth or other strategic initiatives through debt, equity or a combination thereof.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition below for additional disclosures. For the three months ended September 30, 2021 two customers represented 14% and 12% of net sales. For the nine months ended September 30, 2021, two customers represented 12% and 11% of net sales. For the three months and nine months ended September 30, 2020, there were no customers that represented in excess of 10% of net sales.

Accounts Receivable: Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against any related allowance. To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of September 30, 2021 or December 31, 2020. As of September 30, 2021, one customer represented 15% of the accounts receivable balance. As of December 31, 2020, no customer represented over 10% of the accounts receivable balance.

Inventories: Inventories represent finished goods purchased from the Company’s supplier and are recorded at the lower of cost or net realizable value using the first-in-first out method. Overhead is allocated to manufactured finished goods inventory based on the normal capacity of the Company’s production facilities. Abnormal amounts of overhead, if any, are expensed as incurred.  Inventories consisted of the following:

( in thousands)	September 30, 2021	December 31, 2020
Finished Goods	$1,227	$1,343
Work in Process	268	342
Raw Materials	1,310	1,272
Total	$2,805	$2,957

Loss per share: Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the nine months ended September 30, 2020, reflects a $1.8 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series H Convertible Preferred Stock on January 28, 2020. The deemed dividends represent the intrinsic value of the preferred shares at the time of issuance and includes $0.2 million that resulted from the subsequent change in the exercise price of the warrants as a result of the March 2020 offering. See Note 3 – Stockholders’ Equity below for additional disclosures. The net loss allocable to common stockholders for the nine months ended September 30, 2021 includes a deemed dividend of $75,000 that resulted from the change in the exercise price of warrants as a result of the March 2021 and September 2021 offerings.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30
	2021	2020
Warrants to purchase common stock	1,631,801	1,631,948
Series F convertible preferred stock	50,800	14,224
Stock options	738,946	15,757
Total	2,421,547	1,661,929

The following table reconciles reported net loss with reported net loss per share for each of the nine months ended September 30:

(in thousands, except per share amounts)	2021	2020
Net loss	$(15,224)	$(12,750)
Deemed dividend to preferred shareholders (see Note 3)	(75)	(1,757)
Net loss after deemed dividend	(15,299)	(14,507)
Weighted average shares outstanding	5,624	1,287
Basic and diluted loss per share	$(2.72)	$(11.27)

Recent accounting pronouncements: In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes become effective for the Company on January 1, 2023. Management is currently evaluating the potential impact of these changes on the condensed consolidated financial statements of the Company.
The Company evaluates events through the date the consolidated financial statements are filed for events requiring adjustment to or disclosure in the consolidated financial statements.

Note 2 – Revenue Recognition

Net Sales: The Company sells its products in the United States primarily through a direct sales force. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Brazil, Germany, Greece, Hong Kong, India, Israel, Italy, Romania, Singapore, Slovakia (including the Czech Republic) Spain, Switzerland, Thailand, United Arab Emirates, and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies.

Revenue from product sales are recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers which are recognized over time. This revenue represents less than 1% of net sales for the three and nine months ended September 30, 2021 and 2020. The unfulfilled performance obligations related to these extended service plans is included in deferred revenue, which is included in other current liabilities on the consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

The offering was comprised of Series F convertible preferred stock, convertible into shares of the Company’s common stock at an initial conversion price of $1,890.00 per share. Each share of Series F convertible preferred stock was accompanied by a Series 1 warrant, which expired on the first anniversary of its issuance, to purchase 16 shares of the Company’s common stock at an exercise price of $1,890.00 per share, and a Series 2 warrant, which expires on the seventh anniversary of its issuance, to purchase 16 shares of the Company’s common stock at an exercise price of $1,890.00 per share. The Series F convertible preferred stock has full ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the conversion price of the Series F convertible preferred stock (which protection will expire if, during any 20 of 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 300% of the then-effective conversion price of the Series F convertible preferred stock and the daily dollar trading volume for each trading day during such period exceeds $200,000). The exercise price of the warrants is fixed and does not contain any variable pricing features, nor any price-based anti-dilutive features, apart from customary adjustments for stock splits, combinations, reclassifications, stock dividends or fundamental transactions. A total of 18,000 shares of Series F convertible preferred stock initially convertible into 9,557 shares of common stock and warrants to purchase 19,122 shares of common stock were issued in the offering.

Effective March 12, 2019, the conversion price of the Series F convertible preferred stock was reduced from $890.40 to $157.50, the per share price to the public of the Series G convertible preferred stock issued in the March 2019 Offering, described below. Effective October 25, 2019, the conversion price of the Series F convertible preferred stock was reduced from $157.50 to $42.30, and on November 6, 2019 from $42.30 to $29.83, the per share price to the public in the October and November 2019 transactions, respectively, described below. Effective January 28, 2020, the conversion price of the Series F convertible preferred stock was reduced from $29.83 to $16.50, the per share price to the public of the Series H convertible preferred stock which closed in an underwritten public offering on January 28, 2020, described below. Effective March 23, 2020, the conversion price of the Series F convertible preferred stock was reduced from $16.50 to $9.00, the per share price to the public in the March 2020 offering, described below. In connection with the March 2021 offering, the conversion price of the Series F convertible preferred stock was reduced from $9.00 to $5.50, the per share price to the public in the March 2021 offering, described below. In connection with the September 2021 offering, the conversion price of the Series F convertible preferred stock was reduced from $5.50 to $2.50, the per share price to the public in the September 2021 offering, described below.

As of September 30, 2021, and December 31, 2020, 127 shares of the Series F convertible preferred stock remained outstanding.

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

The March 2019 Offering was comprised of 15,173 shares of common stock priced at $157.50 per share and 1,910,536 shares of Series G convertible preferred stock, convertible into common stock at $157.50 per share. Each share of Series G convertible preferred stock and each share of common stock was accompanied by a Series 1 warrant and a Series 2 warrant. The Series 1 warrants are exercisable into 78,863 shares of common stock and the Series 2 warrants are exercisable into 78,863 shares of common stock. Series 1 warrants expire on the fifth anniversary of the date of issuance and are exercisable at $157.50 to purchase one share of common stock. Series 2 warrants expire on the earlier of: (i) the eighteen-month anniversary of the date of issuance and (ii) the 30th trading day following the public announcement of the receipt from the U.S. Food and Drug Administration (FDA) of clearance or approval of a modification to the product label for the Aquadex System to include pediatric patients. Series 2 warrants are exercisable at $157.50 per share of common stock. The Company announced it had received FDA clearance for use of its Aquadex System in pediatric patients on February 26, 2020, effectively setting the date of expiration of these warrants for April 8, 2020 at which time they expired. The conversion price of the Series G convertible preferred stock as well as the exercise price of the warrants are fixed and do not contain any variable pricing features, nor any price based anti-dilutive features apart from customary adjustments for splits and reverse splits of common stock. The Series G convertible preferred stock included a beneficial ownership limitation of 4.99% but had no dividend preference (except to extent dividends are also paid on the common stock), liquidation preference or other preferences over common stock. The securities comprising the units were immediately separable and were issued separately.

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

The January 2020 Offering was comprised of 201,546 shares of common stock priced at $16.50 per share and 11,517,269 shares of Series H convertible preferred stock, convertible into common stock at $16.50 per share. Each share of Series H convertible preferred stock and each share of common stock was accompanied by a warrant to purchase common stock.  The warrants are exercisable into 585,460 shares of common stock. The conversion price of the preferred stock issued in the transaction is fixed and does not contain any variable pricing feature or any price based anti-dilutive feature. The preferred stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock) or liquidation preference, and, subject to limited exceptions, has no voting rights. The securities comprising the units were immediately separable and were issued separately. The warrants were exercisable beginning on the closing date and expire on the fifth anniversary of the closing date and had an initial exercise price per share equal to $16.50 per share, subject to appropriate adjustment in the event of subsequent equity sales of common stock or securities convertible into common stock for an exercise price per share less than the exercise price per share of the warrants then in effect (but in no event lower than 10% of the applicable Unit offering price), or in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting our common stock. Effective March 23, 2020, the exercise price of these warrants was reduced from $16.50 to $9.00, the per share price to the public in the March 2020 offering described below.  Effective with the March 19, 2021 financing, the exercise price for the unexercised warrants from the January 2020 offering were further reduced to $5.50 per share. Effective with the September 17, 2021 financing, the exercise price for the unexercised warrants from the January 2020 offering were further reduced to $2.50 per share. The net loss allocable to common stockholders for the nine months ended September 30, 2021 includes a deemed dividend of $75,000 that resulted from the change in the exercise price of warrants as a result of the March 2021 and the September 2021 offerings.

As of December 31, 2020, all 11,517,269 shares of the Series H convertible preferred stock had been converted into common stock and none remained outstanding. As of September 30, 2021, warrants to purchase 130,170 shares of common stock remain exercisable.

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

September 2021 Offering: On September 17, 2021, the Company closed on an underwritten public offering of 4,005,588 shares of common stock, for gross proceeds of approximately $10 million (the “September 2021 Offering”). Net proceeds totaled approximately $9.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

In connection with the September 2021 Offering, the conversion price of the Series F convertible preferred stock was reduced from $5.50 to $2.50, the per share price to the public in the September 2021 Offering. In addition, the exercise price of the common stock warrants issued in connection with the January 2020 Offering was reduced from $5.50 to $2.50, the per share price to the public in the September 2021 Offering.

Placement Agent Fees: In connection with the offerings described above, the Company paid the placement agent an aggregate cash placement fee equal to 8% of the aggregate gross proceeds raised in each of the offerings.

Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services. The warrant represents the right to acquire up to 3,334 shares of the Company’s common stock at an exercise price of $95.40 per share, the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time. The warrant expires on May 30, 2024. The warrant was valued at $57.90 per share using the Monte Carlo valuation methodology and was expensed over the term of the consulting engagement which was twelve months. Significant inputs used for the Monte Carlo valuation were the expected stock price volatility of 136.21%, and management’s expectations regarding the timing of regulatory clearance for an expanded label in pediatrics. None of these warrants had vested as of September 30, 2021.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Selling, general and administrative expense	$216	$288	$894	$963
Research and development expense	40	21	99	73
Total stock-based compensation expense	$256	$309	$993	$1,036

Note 5 – Income Taxes

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a full valuation allowance for U.S. and foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying condensed consolidated financial statements.

As of September 30, 2021, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2020.

Note 6—Finance Lease Liability

In 2020, the Company entered into lease agreements to finance equipment valued at $97,000. The equipment consisted of computer hardware and audio-visual equipment and is included in Property, Plant and Equipment in the accompanying consolidated financial statements. The principal amount under the lease agreements was $93,000 at the date the leases commenced, the implied interest rate is 7.5%, and the term of the leases is 39 months.

Note 7—Commitments and Contingencies

Employee Retirement Plan: The Company has a 401(k)-profit sharing plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service (“IRS”) limitations, with the Company matching a portion of the employee’s contributions at the discretion of the Company, but subject to a predetermined vesting schedule. The employee is always fully funded in their own contributions.

Non-refundable Technology License Fee: On June 24, 2021, the Company entered into a research and development collaboration agreement with Koronis Biomedical Corporation (KBT) to design and develop an integrated continuous renal replacement therapy device. This agreement became effective on August 5, 2021, when KBT received approval of a $1.7 million grant from the National Institutes of Health (NIH) to support this project.  As part of this agreement, the Company will pay KBT a non-refundable technology license fee of $428,160, payable in twelve equal monthly installments commencing in June 2022. The Company has recorded a liability for the non-refundable technology license fee with $142,720 included in Current Accounts Payable and $285,440 included in Other Long-term Liabilities. The full amount of $428,160 was expensed and included in the Research and Development Expense line for the three and nine months ended September 30, 2021.

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

Unless otherwise specified or indicated by the context, Nuwellis, Company, we, us and our, refer to Nuwellis, Inc. and its subsidiary.

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

Impact of COVID-19 Pandemic

During the first nine months of 2021, we continue to be subject to challenging social and economic conditions created as a result of the outbreak of the novel strain of coronavirus, SARS-CoV-2, and the resulting coronavirus disease 2019 (“COVID-19”) pandemic. The COVID-19 pandemic continues to affect our operations and has required us to continue the changes that were made to keep our customers, their patients, and our employees safe. These changes continue to include restrictions on hospital access imposed on our field employees by customers dealing on the front lines of COVID-19 and managing the spread of the virus, changes to employee work practices by continuing to allow employees to work remotely and increased protocols to ensure the safety of those employees who are required to work on site.  The ongoing impact of the COVID-19 pandemic on our operational and financial performance will depend on certain future developments, including the duration and spread of the outbreak, the ongoing impact on our customers and hospital access restrictions imposed on our field employees, and effect on our vendors, all of which remain uncertain and cannot be predicted.

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

Several hospitals in the U.S. originally included the Aquadex System into their treatment protocol for fluid management of COVID-19, especially when dialysis equipment and staff are limited.  In March 2020, we increased production of the Aquadex System to meet anticipated demand due to its use in treatment protocols for COVID-19. We estimate that approximately 14% of our U.S. revenue for the year ended December 31, 2020, was driven by hospitals treating patients with COVID-19.  However, treatment protocols have evolved such that fewer patients are now being treated with fluid resuscitation, so we have seen little revenue in the nine months ended September 30, 2021 for treating patients with COVID-19.  However, we have also seen changes to our sales practices due to restrictions on hospital access and believe that revenue in other areas was negatively impacted by these restrictions.  In addition, the disruption created by COVID-19 has created significant uncertainty about our ability to access the capital markets in future periods. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which the COVID-19 pandemic may continue to impact our financial condition or results of operations or guidance is uncertain and cannot be reasonably estimated, but could be material and last for an extended period of time. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

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

Revenue Recognition:  We recognize revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018. Accordingly, we recognize revenue when our customers obtain control of our products or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional disclosures.

Accounts Receivable:  Our accounts receivable have terms that generally require payment in 30 days.  We did not establish an allowance for doubtful accounts as of September 30, 2021 as we have not had any write offs or experienced a deterioration in the aging of our receivables, and do not expect to experience in the future.

Inventories:  Inventories consist of finished goods, raw materials and subassemblies and are recorded at the lower of cost or net realizable value using the first, in-first out method.

Stock-Based Compensation: We recognize all share-based payments to employees and directors, including grants of stock options, warrants and common stock awards in the consolidated statement of operations and comprehensive loss as an operating expense based on their fair values as established at the grant date. Equity instruments issued to non-employees include common stock awards or warrants to purchase shares of our common stock. These common stock awards or warrants either are fully vested and exercisable at the date of grant or vest over a certain period during which services are provided. We expense the fair market value of fully vested awards at the time of grant, and of unvested awards over the period in which the related services are received.  In accordance with Accounting Standards Update 2018-07, unvested awards are no longer remeasured to fair value until vesting and rather the fair value is established at the grant date consistent with the treatment of employee and director awards.

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

Loss per share: Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the nine months ended September 30, 2020, reflects a $1.8 million increase for the deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series H convertible preferred stock on January 28, 2020. This deemed dividend includes $0.2 million that resulted from the subsequent reduction in the exercise of price of the warrants as a result of the March 2020 offering.  The net loss allocable to common stockholders for the nine months ended September 30, 2021 includes a deemed dividend of $75,000 that resulted from the change in the exercise price of the warrants as a result of the March 2021 and September 2021 offerings.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to fair value the asset group. The Company has determined the fair value of the asset group using expected cash flows associated with its loaner units by considering sales prices for similar assets and by estimating future discounted cash flows expected from the units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. There have been no impairment losses recognized for the year ended December 31, 2020 or the nine months ended September 30, 2021.

Going Concern: Our financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2020 and 2019 and through September 30, 2021, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At September 30, 2021, we had an accumulated deficit of $248.6 million and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

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

During 2019, 2020 and through September 17, 2021, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $66.6 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. In addition, during 2020 we received $4.1 million in proceeds from the exercise of investor warrants. See Note 3 –Stockholders’ Equity for additional related disclosure. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

We believe that our existing capital resources will be sufficient to support our operating plan through March 31, 2023. However, we may seek to raise additional capital to support our growth or other strategic initiatives through debt, equity or a combination thereof.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes become effective for the Company on January 1, 2023. Management is currently evaluating the potential impact of these changes on the condensed consolidated financial statements of the Company.

FINANCIAL OVERVIEW

We are a medical device company focused on commercializing the Aquadex system for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities from Baxter to our facilities in Eden Prairie, Minnesota. As of September 30, 2021, we had an accumulated deficit of $248.6 million and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

Net Sales
(in thousands)

Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Increase (Decrease)	% Change
$1,853	$1,904	$(51)	(2.7)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions.  Sales during the three months ended September 30, 2021 were negatively affected by the COVID-19 pandemic’s impact on hospital access and procedural volumes, both in the US and internationally.  Pediatric patient volumes were also lower.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Increase (Decrease)	% Change
Cost of goods sold	$733	$1,026	$(293)	(28.6)%
Selling, general and administrative	$4,645	$4,264	$381	8.9%
Research and development	$1,726	$871	$855	98.2%

Cost of Goods Sold
The increase in gross margin percent for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was due to favorable geographic and product mix.

Selling, General and Administrative
The increase in selling, general and administrative expense reflects our continued investment in sales and marketing activities, along with administrative costs.

Research and Development
Research and development (“R&D”) expenses in the third quarter of 2021 were $1.7 million, an increase of 98% compared to the prior year period. The increase in R&D expenses was driven primarily by investments in new products, especially the new pediatric system, along with increased clinical, regulatory and reimbursement activity.  R&D expense included $428,160 for a non-refundable technology license fee, as discussed in Note 7 – Commitments and Contingencies.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2010

Net Sales
(in thousands)

Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Increase (Decrease)	% Change
$6,279	$5,397	$882	16.3%

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

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Increase (Decrease)	% Change
Cost of goods sold	$2,682	$2,486	$196	7.9%
Selling, general and administrative	$14,945	$13,034	$1,911	14.7%
Research and development	$3,847	$2,620	$1,227	46.8%

Cost of Goods Sold
The increase in gross margin percent for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was due to the timing of production costs and favorable geographic mix.

Selling, General and Administrative
The increase in selling, general and administrative expense reflects our continued investment in sales and marketing activities, along with nonrecurring leadership transition costs.

Research and Development
The increase in R&D expenses over the prior year were primarily driven by investments in new products, along with increased clinical, regulatory and reimbursement activity.

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

On September 17, 2021, we closed on an underwritten public offering of 4,005,588 shares of common stock, for gross proceeds of approximately $10 million.  Net proceeds totaled approximately $9.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

As of September 30, 2021 and December 31, 2020, cash and cash equivalents were $28.4 million and $14.4 million, respectively. Our business strategy and ability to fund our operations in the future depends in part on our ability to grow the Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities and controlling costs. While we expect to continue to receive proceeds from the exercise of warrants, we will likely need to seek additional financing in the future, which, to date, has been through offerings of our equity. The disruption created by COVID-19 in our operations, our sales outlook, and the capital markets where we would seek such financing, have created uncertainty about our ability to access the capital markets in future periods.

Cash Flows from Operating Activities
Net cash used in operating activities was $13.7 and $13.2 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $191,000 and $207,000 for the nine months ended September 30, 2021 and September 31, 2020, respectively.  The cash used in investing activities was primarily for the purchase of manufacturing, laboratory and office equipment.

Cash Flows from Financing Activities
As described above, net cash provided by financing activities was $27.9 and $30.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Capital Resource Requirements

As of September 30, 2021, we did not have any material commitments for capital expenditures.

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

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding the potential impacts of the COVID-19 pandemic on our business operations, cash flow, business development, and employees, our ability to execute on our commercial strategy and to grow our Aquadex® Business, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, our ability to integrate acquired businesses, our expectations regarding anticipated synergies with and benefits of the Aquadex business, our business strategy, market size, potential growth opportunities and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.  Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in other reports filed thereafter with the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.
.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer (together, the “Certifying Officers”), as appropriate, to allow for timely decisions regarding required disclosure.

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

As of September 30, 2021, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the year ended December 31, 2020, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock.  There have been no material changes from our risk factors previously disclosed in response to Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2021

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-35312	June 14, 2013	3.1

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 6, 2017	3.7

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	001-35312	March 13, 2019	3.1

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock	8-K	001-35312	January 29, 2020	3.1

3.12	Second Amended and Restated Bylaws	8-K	001-35312	April 27, 2021	3.2

10.1	Underwriting Agreement, dated September 15, 2021, between Nuwellis, Inc. and Ladenburg Thalmann & Co. Inc., as the Representative of the several underwriters named in Schedule I thereto	8-K	001-35312	September 17, 2021	1.1

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
10.2	Nuwellis, Inc. Non-Employee Director Compensation Policy (effective August 18, 2021)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: November 10, 2021	By:	/s/ Nestor Jaramillo, Jr.
Nestor Jaramillo, Jr.
President, Chief Executive Officer
(principal executive officer)

Date: November 10, 2021	By:	/s/ George Montague
George Montague
Chief Financial Officer
(principal financial officer)