Form 10-K
period 2021-12-31
Nuwellis, Inc.
filed 2022-03-03
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

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

(952) 345-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NUWE	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the June 30, 2021 closing sale price of $4.20 per share) was approximately $27.4 million.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of February 25, 2022 was 10,537,606 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2022 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

NUWELLIS, INC.
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

Overview

We are a medical device company dedicated to transforming the lives of patients suffering from fluid overload through science, collaboration, and innovative technology. The company is focused on developing, manufacturing, and commercializing medical devices used in ultrafiltration therapy, including the Aquadex FlexFlow® and the Aquadex SmartFlow® systems (collectively the “Aquadex System”). The Aquadex SmartFlow® system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20kg or more whose fluid overload is unresponsive to medical management, including diuretics.

Fluid Overload

Fluid overload, also known as hypervolemia, is a condition in which there is too much fluid in the blood and generally refers to the expansion of the extracellular fluid volume. Although the body does need some amount of fluid to remain healthy, too much can cause an imbalance and damage to an individual’s health.

The signs and symptoms of fluid overload are not always the same in each patient and may vary. However, possible signs and symptoms of fluid overload include pulmonary edema/pleural effusion, peripheral edema, anasarca (swelling of the skin) ascites, jugular vein distention and dyspnea. Medical conditions or diseases where excess fluid accumulates in the body are heart failure, kidney failure, nephrotic syndrome, cirrhosis, or burn injuries/trauma. Individuals may also suffer from temporary fluid overload following certain surgical procedures, such as cardiac surgery. The diagnosis of fluid overload can be made through a variety of tests/exams such as a physical exam (weight and edema), blood chemistry, electrocardiogram (ECG or EKG), glomerular filtration rate (GFR), liver enzymes, and urinalysis, or serum/urine sodium test. Fluid overload has a significant association with the combined events of death, infection, bleeding, arrhythmia, and pulmonary edema1 and is a leading cause of readmissions with patients suffering from heart failure and patients following cardiac surgery.

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

Treatments for Fluid Overload

Diuretics

Treatment for fluid overload has traditionally been achieved through use of loop diuretics which may be accompanied by use of other categories of medications, such as ACE inhibitors, beta-blockers, and inotropic drugs. Although diuretics are the mainstay of treatment for congestion or fluid overload, no randomized trials have shown the effects of diuretics on mortality in chronic heart failure patients. Furthermore, appropriate titration of diuretics, specifically in the heart failure population, is unclear. Increasing concern exists that diuretics, particularly at high doses, may be deleterious in the inpatient setting. In addition, patients with heart failure and cardiorenal syndrome have diminished response to loop diuretics, making these agents less effective at relieving congestion.4 Also, long term use of diuretics has been associated with kidney damage.5  Approximately 40% of heart failure patients have poor diuretic response.6 This poor response is possibly due to noncompliance or high intake of salt, poor drug absorption, insufficient kidney response to drug, and reduced diuretic secretion.7 Despite treatment with loop diuretics, patients are frequently hospitalized and treated for recurrent symptoms and signs of fluid overload. Among more than 50,000 patients enrolled in the Acute Decompensated Heart Failure National Registry (“ADHERE”) study, only 33% lost ≥ 2.27 kg (5 lbs.), and 16% gained weight during hospitalization.8

1 Stein, Aet. al. Critical Care, 2012:16:R99
2 Ronco C, Costanzo MR, Bellomo R, et al. (2010) Fluid Overload Diagnosis and Management. Basel, Switzerland: Karger.
3 Ellison DH. Diuretic therapy and resistance in congestive heart failure. Cardiology.2001;96:132-143.
4 Kamath SA. The role of ultrafiltration in patients with decompensated heart failure. Int J of Nephrol.2011.
5 Felker MG. Diuretics and ultrafiltration in acute decompensated heart failure J Am Coll Cardiol  2012 Jun 12;59(24):2145-53.
6 Testani JM, Hanberg JS, Cheng S, et al. Rapid and highly accurate prediction of poor loop diuretic natriuretic response in patients with heart failure. Circ Heart Fail. 2016 Jan;9(1):e002370.
7 Hoorn EJ and Ellison DH. Diuretic Resistance. Am J Kidney Dis. 2017;69(1):136-142.
8 Costanzo MR, Ronco C, Abrahman WT, et al. Extracorporeal ultrafiltration for fluid overload in heart failure. J Am Coll Cardiol. 2017;69(19):2428-2445.

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

Ultrafiltration.

Ultrafiltration, or aquapheresis, is an alternative therapy to diuretics for fluid removal in patients with volume overload. Ultrafiltration has been a well-documented technique in the treatment of fluid overload in heart failure patients for over 20 years.12 Ultrafiltration is a safe and effective alternative therapy to remove extra fluid and salt by gently filtering blood through an ultrafiltration system. With ultrafiltration, medical practitioners can specify and control the amount of fluid to be extracted at a safe, predictable, and effective rate. The use of ultrafiltration therapy in subgroups of patients, such as heart failure and post-cardiac surgery, has demonstrated clinical benefits in treating fluid overload signs and symptoms. In addition to the clinical benefits of ultrafiltration, the therapy provides economic advantages. One hospital cost analysis demonstrated a total cost savings of $3,975, or 14.4%, per patient when using ultrafiltration as compared to diuretic therapy over 90 days.13

The Aquadex System

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

Benefits of the Aquadex System

The Aquadex System offers a safe approach to treating fluid overload and:

•	Provides complete control over rate and total volume of fluid removed by allowing a medical practitioner to specify the amount of fluid to be removed from each individual patient;

•	Can be performed via peripheral or central venous access;

•	Removes isotonic fluid (extracts sodium while sparing potassium and magnesium);[15]

•	Following ultrafiltration, neurohormonal activation is reset toward a more physiological condition and diuretic efficacy is restored;[16]

•	Provides highly automated operation with only one setting required to begin therapy;

•	Utilizes a single-use, disposable auto-loading blood filter circuit that facilitates easy set-up;

•	Has a built-in console that guides the medical practitioner through the setup and operational process; and

•	Decreased hospital readmissions and duration resulting in cost savings at 90 days.[17] [18]

9 Gheorghiade M, Filippatos G. Reassessing treatment of acute heart failure syndromes: the ADHERE registry. Eur Heart J Suppl. 2005; 7:B13–19.
10 Felker GM, Lee KL, Bull DA, et al. Diuretic strategies in patients with acute decompensated heart failure. N Engl J Med. 2011; 364:797–805.
11 Costanzo MR, Guglin ME, Saltzberg MT, et al. Ultrafiltration versus intravenous diuretics for patients hospitalized for acute decompensated heart failure. J Am Coll Cardiol. 2007; 49(6):675-683.
12 Agostoni PG, Marenzi GC, Pepi M, et al. Isolated ultrafiltration in moderate congestive heart failure. J Am Coll Cardiol. 1993; 21(2):424-431.
13 Costanza MR, et. al. Ultrafiltration vs. Diuretics for the Treatment of Fluid Overload in Patients with Heart Failure: A Hospital Cost Analysis. Value Health. 2018; 21 (Suppl 1):S167.
14 SAFE Trial: Jaski BE, et al. J Card Fail. 2003 Jun; 9(3): 227-231; RAPID Trial: Bart BA, et al. J Am Coll Cardiol. 2005 Dec 6; 46(11): 2043-2046.
15 Ali SS, et al. Congest Heart Fail. 2009; 15(1):1-4.
16 Marenzi G, et al. J Am Coll Cardiol. 2001 Oct; 38(4): 963-968.
17 Costanzo MR, et al. J Am Coll Cardiol. 2005 Dec 6; 46(11): 2047-2051.
18 Costanzo MR, et al. Ultrafiltration v. Diuretics for the Treatment of Fluid Overload in Patients with Heart Failure: A Hospital Cost Analysis. Poster presented at the ISPOR meeting, May 23, 2018, Baltimore, MD, USA.

Components of the Aquadex System

The Aquadex System consists of:

•	A console, a piece of capital equipment containing electromechanical pumps and an LCD screen;

•	A one-time disposable blood circuit set, an integrated collection of tubing, filter, sensors, and connectors that contain and deliver the blood from and back to the patient; and

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

Our Market Opportunity

The Aquadex System is indicated for the treatment of patients suffering from fluid overload who have failed diuretics, or patients that can benefit for a predictable mechanical way to remove excess fluid (isotonic fluid). We are currently focusing our commercial activities in three primary clinical areas where fluid overload is prevalent: critical care, heart failure and pediatrics.

Critical Care

Patients suffer from fluid overload in connection with a variety of critical care procedures and treatments, including cardiac surgery, cardiogenic shock, liver and other organ transplants, ventricular assist device (“VAD”) implants, extra corporeal membrane oxygenation (“ECMO”) therapy, sepsis, liver disease and severe burns. According to the National Center for Health Sciences, over 7.3 million cardiovascular operations are performed each year in the United States, including an estimated 340,000 coronary-artery bypass grafting (CABG) procedures19, 180,000 valve procedures20, and 3,000 VAD implants21. Cardiac surgery is associated with a degree of fluid overload due to cardiopulmonary bypass. Cardiopulmonary bypass often requires a physician to administer a high volume of pre- and post-operative fluids (e.g., cardiopulmonary bypass pumps prime fluid, fluid used for cardioplegia, other fluids administered to address hypotension or post-operative crystalloid). Fluid overload in post-cardiac surgery can readily occur because surgery can affect the pumping actions of the heart, leading to postoperative hemodynamic instability. The condition often remains symptomless for several days until clinical symptoms become apparent, when treatment is almost always too late and ineffective.22

The potential complications (e.g., renal failure, stroke, infection, arrhythmias, or prolonged intubation) are reported to be associated with high mortality, particularly when renal replacement therapy is required. Major complications after cardiac operations are associated with an increased risk for operative death, longer hospital length of stay, and higher rates of discharge to a location other than home.23 Hospital readmissions are a common problem in cardiac surgery and remain high. Approximately 20% of patients who undergo cardiac operations require readmission, an outcome with significant health economic implications. Volume overload was among the top three most prevalent causes for first readmission within 30 days and beyond 30 days.24 It is estimated that 13.5% of post cardiac surgery patients are readmitted due to fluid overload within 30 days of discharge, which equates to an estimated 70,000 fluid overload-related readmissions for CABG, valve, and VAD procedures per year in the United States.25

Heart Failure

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

19 https://idataresearch.com/new-study-shows-approximately-340000-cabg-procedures-per-year-in-the-united-states/.
20 https://idataresearch.com/over-182000-heart-valve-replacements-per-year-in-the-united-states/.
21 Grand View Research. Market Research Report. 2015; 978-1-68038-603-5.
22 Xu J, Shen B, Fang Y, et al. Postoperative fluid overload is a useful predictor of the short-term outcome of renal replacement therapy for acute kidney injury after cardiac surgery. Medicine. 2015;94(33):e1360.
23 Crawford TC, Magruder JT, Grimm JC, et al. Complications after cardiac surgery: All are not created equal. Ann Thorac Surg. 2017;103:32-40.
24 Iribane A, Chang H, Alexander Jh, et al. Readmissions after cardiac surgery: Experience of the national institutes of health/Canadian institutes of health research cardiothoracic surgical trials network. Ann Thorac Surg. 2014;98:1274-80.
25 Iribarne A, et al. Ann Thorac Surg. 2014 Oct; 98(4): 1274-80.
26 Benjamin EJ, et al. on behalf of the American Heart Association Statistics Committee and Stroke Statistics Subcommittee. Heart disease and stroke statistics—2017 update: a report from the American Heart Association. Circulation. 2017;135:00-00. (e378).

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

As a result of not fully having their fluid imbalance properly addressed prior to discharge from the hospital, patients are frequently being readmitted, with 30-day readmissions of 22% and 6-month readmissions of 44%, while 78% of patients are admitted directly to the emergency department as the first point of care.31, 32

Heart failure often requires inpatient treatment and it carries a huge economic burden in the United States, costing the nation an estimated $60.2 billion each year with hospital costs accounting for 62% of the economic burden.33 As the population ages, healthcare expenditures are expected to increase substantially.34 Therefore, therapies aimed at treating congestion and fluid overload are essential from a patient care and health economic perspective.

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

Pediatrics

Many of the conditions and procedures faced by adult patients also occur in pediatric patients, such as cardiac surgery, organ transplants, heart failure and ECMO therapy. Similar to adult patients, these conditions and procedures may lead to fluid overload. While incidence data is not readily available, it is estimated that there are approximately 10,000 to 14,000 pediatric patients with heart failure 35 and approximately 18,000 receiving cardiac surgery, ECMO therapy, and solid organ transplantation. 36, 37, 38

Our Strategy

27 Benjamin EJ, et al. on behalf of the American Heart Association Statistics Committee and Stroke Statistics Subcommittee. Heart disease and stroke statistics—2017 update: a report from the American Heart Association. Circulation. 2017;135:00-00. (e378).
28 Costanzo MR, et al. J Am Coll Cardiol. 2017; 69(19): 2428-45.
29 Testani JM, et al. Circ Heart Failure. 2016;9(1).
30 ADHERE Scientific Advisory Committee. ADHERE Final Cumulative National Benchmark Report. Mountain View, CA: Scios Inc.; 2006.
31 Costanzo MR, et al. J Am Coll Cardiol. 2017; 69(19): 2428-2445.
32 Krumholtz HM et. al. Arch Intern Med. 1997 Jan 13;157(1): 99-104—Ross JS, et al. Circ Heart Fail. 2010 Jan; 3(1): 97-103.
33 Voigt J, John S, Taylor A, Krucoff M, Reynolds M, Gibson CM. A Reevaluation of the costs of heart failure and its implications for allocation of health resources in the United States. Clin Cardiol. 2014;37(5): 312–321.
34 Heidenreich PA, Albert NM, Allen LA, et al. Forecasting the impact of heart failure in the United States: a policy statement from the American Heart Association. Circ Heart Fail. 2013;6(3):606-619.
35 Jayaprasad. Heart Views. 2016 Jul-Sep; 17(3): 92–99.
36 https://www.cdc.gov/ncbddd/heartdefects/data.html.
37 Karamlou T, et al. J Thorac Cardiovasc Surg. 2013 Feb;145(2):470-5. doi: 10.1016/j.jtcvs.2012.11.037. Epub 2012 Dec 14.
38 https://www.organdonor.gov/about/donors/child-infant.html.

Our vision is to transform the lives of patients suffering from fluid overload through science, collaboration and innovation. We provide healthcare professionals with a reliable, predictable and easy-to-use mechanical pump and filtration system to remove excess fluid in fluid overloaded patients. We believe that our technology will provide a competitive advantage in the fluid management market by providing improved clinical benefits and reducing the cost of care relative to other treatment alternatives.

Our strategic focus is to demonstrate a strong business model by driving revenue growth. Growing revenue is the key metric employees, stockholders and potential investors will use to judge our performance. Our field-based employees include both sales representatives and clinical specialists in 11 sales territories in the United States. We also have distribution agreements in several countries in Europe, South America, Middle-East and Asia. We intend to focus on the acute needs of fluid overloaded patients in cardiac surgery and other areas of critical care, while continuing to support heart failure patients in the inpatient setting, and eventually the outpatient setting. With the recent U.S. Food and Drug Administration (“FDA”) 510(k) clearance for use in pediatric patients weighing 20kg or more, we have expanded our commercialization efforts to treatments for pediatric patients.

Critical Care: In 2018, we launched a marketing campaign focused on the benefits of the Aquadex System in treating patients suffering from fluid overload following cardiac surgery procedures, such as CABG, valve repairs and replacements procedures, VAD implants and other cardiac surgical procedures. In 2019, we realigned our sales force to further focus on the acute needs of fluid overloaded patients in the critical care setting. We believe that we will continue to grow revenue in this faster growing segment of our business by leveraging the synergies between heart failure cardiologists and cardiovascular surgeons, traditional technology adoption rates of cardiac surgeons, and product purchase cycle of the cardiac surgical and other critical care centers at large hospitals.

Pediatrics: Ultrafiltration is used by physicians to treat fluid overload in various conditions in pediatric patients, including heart failure, cardiac surgery39, ECMO therapy40, solid organ transplantation41, and kidney replacement therapy for neonatal patients. In February 2020, the Company received 510(k) clearance of the Aquadex System to include pediatric patients who weigh 20kg or more. With this clearance, we expanded our commercialization efforts to include promotion to physicians and hospitals who treat this pediatric population, and we are investing into product development of a dedicated pediatric device to further address the needs of the pediatric population.  We are investing in the development of new clinical evidence around use of ultrafiltration in pediatric patients, including the November 2020 launch of the ULTRA-Peds pediatrics registry, a multi-center, single-arm study.  We plan to invest in other clinical studies in this patient population.

Heart Failure In-Patients: Heart failure patients suffering from fluid overload may be treated in an inpatient setting, such as a hospital, extended care facility or nursing home. Historically, our commercial efforts have been primarily focused on use of the Aquadex System in the inpatient setting in large hospital accounts. We intend to continue to support our sales efforts on inpatient facilities, leveraging the clinical benefits and economic advantages of using the Aquadex System over diuretic therapy. We are investing in additional clinical evidence supporting the use of ultrafiltration in patients with decompensated heart failure including a multicenter, randomized controlled trial, the REVERSE-HF study, comparing ultrafiltration and IV diuretics.

Heart Failure Out-Patients: Further, we intend to expand the use of the Aquadex System with heart failure patients in the outpatient setting, such as an infusion clinic or hospital outpatient department (e.g., observation unit). On January 1, 2022, the American Medical Association (AMA) granted a new and dedicated Category III Current Procedural Terminology (CPT) code, 0692T, for Therapeutic Ultrafiltration. Healthcare providers can utilize this code when using Aquadex to deliver ultrafiltration to adult and pediatric patients weighing more than 20 kilograms.  In addition, the new CPT code provides additional reimbursement for therapeutic ultrafiltration administered in the outpatient setting and will facilitate the migration of the therapy to this setting for a subset of the patient population due to hospital economic and patient quality of life benefits.

Outside the United States, the Aquadex System is sold by independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. We currently have distribution relationships in Austria, Brazil, Czech Republic, Germany, Greece, Hong Kong, India, Israel, Italy, Romania, Singapore, Slovak Republic, Spain, Switzerland, Thailand, United Arab Emirates and the United Kingdom.  We intend to continue to establish distribution partners in additional countries outside of the United States. We recently received CE Mark Certification for our 24-Hour Blood Circuit Set to be used with the Aquadex SmartFlow® system. The CE marking allows us to market the 24-hour Blood Circuit in the European Union (EU) and all other countries that recognize this certification.  This new circuit will help us expand access to ultrafiltration among patients who need no more than 24 hours of therapeutic ultrafiltration in the inpatient setting. Additionally, this circuit can provide a more economical solution for hospitals to treat patients in the outpatient/ambulatory setting, where therapy can be delivered for up to 8 hours. Such use in the outpatient setting provides us with the flexibility to better meet the clinical and healthcare economic needs of European markets, while at the same time improving lives by seeking to prevent hospitalizations.

39 Elliott MJ.Ann Thorac Surg 1993;56:1518-22. fluid overload
40 Selewski DT, et al. Crit Care Med. 2012 September; 40(9): 2694–2699. doi:10.1097/CCM.0b013e318258ff01.
41 Riley AA. BMC Nephrology. 2018; volume 19, Article number: 268

Besides driving near-term revenue growth through sales of the Aquadex System, we intend to develop product enhancements to improve performance and customer satisfaction. We have projects designed to improve venous access for the Aquadex catheter and enhance the functionality of the hematocrit sensor that is part of the Aquadex console. We also are collaborating with partners to evaluate diagnostic tools for physicians to use during an Aquadex therapy to more precisely determine the amount of excess fluid to be removed, the rate of ultrafiltration, and when to stop therapy as dry weight is approached. As we expand our commercialization efforts in the pediatric market, we are developing a Continuous Renal Replacement Therapy (CRRT) console to address the unmet and specific needs of pediatric patients who do not have functioning kidneys and need kidney replacement therapy for survival. It is estimated that approximately 11,000 newborn babies require neonatal kidney replacement therapy each year in the United States.42

Sales and Marketing

As of February 25, 2022, we had 33 full-time employees in sales and marketing. We have 11 sales territories in the United States. Our U.S. sales force includes sales managers, account managers and field clinical specialists who provide training, technical and other support services to our customers. Following the acquisition of the business associated with the Aquadex System (the “Aquadex Business”) from Baxter International, Inc. (“Baxter”) in August 2016, our direct sales force was focused initially on re-engaging hospital accounts that had ordered Aquadex blood sets in prior years, re-educating customers on the therapy, and assessing each hospital’s use of the Aquadex System to gain additional opportunity for increased utilization, primarily in heart failure. In 2018, we expanded our commercialization efforts to include post-cardiac surgery. In September 2019, we realigned our sales force to further focus on the acute needs of fluid overloaded patients in the critical care setting, while still supporting heart failure.  We expanded our commercialization efforts to include pediatrics, following receipt of 510(k) clearance of the Aquadex System to include pediatric patients who weigh 20kg or more in February 2020.

In the United States, our target customers for the Aquadex System include health care systems and academic hospitals specializing in advanced treatment of chronic heart failure and/or critical care patients. With the 510(k) clearance of the Aquadex SmartFlow® system for pediatric patients weighing over 20 kg, we are also targeting pediatric hospitals.  Our largest customer represented 12.3% of our 2021 annual revenue. The loss of this customer would have a material adverse effect on our revenue.

Clinical Experience

Several large-scale, multi-center, randomized, controlled trials have evaluated the use of ultrafiltration using the Aquadex System on patients with acute decompensated heart failure compared to standard-of-care treatment with intravenous diuretics. These trials followed early-stage studies which primarily focused on safety of ultrafiltration treatment with the Aquadex System.

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

The CARRESS trial studied 188 randomized acute decompensated heart failure patients over the course of 96 hours and found no difference in weight loss and an increase in creatinine level relative to the control group treated with intravenous diuretics. The creatinine increase was interpreted as a sign of potential worsening renal function in the ultrafiltration group. Results of CARRESS have been criticized on several limitations, particularly that trial results were impacted by centers unfamiliar with the use of ultrafiltration therapy, different ultrafiltration rates should have been utilized and adjusted according to patient characteristics, and that the diuretic regimen employed was not representative of standard-of-care. In addition, subsequent analyses of the CARRESS study cohort have been published since the original study results. One protocol analysis showed that ultrafiltration had higher net fluid loss and weight reduction compared to intravenous diuretics, and there were no significant differences in long-term outcomes.43 An additional sub-study analysis on urinary biomarkers showed that although further worsening creatinine levels were reported, decongestion and renal function recovery at 60 days were superior in patients with increased tubular injury markers.44 The data suggests that the benefits of decongestion may outweigh modest or transient increases in serum creatinine during ultrafiltration. Thus, a change in creatinine should not dissuade the use of ultrafiltration.

Disparate results between UNLOAD and CARRESS led to initiation of the AVOID-HF trial. AVOID-HF was designed to prospectively address the question of patient outcomes when treated with ultrafiltration versus intravenous diuretics for acute decompensated heart failure. Trial design assumptions indicated that 810 patients would need to be randomized to achieve adequate statistical power. However, the study was terminated by Baxter at 224 patients, apparently for business reasons. Despite being underpowered, the results of AVOID-HF indicated distinct trends toward reduced composite heart-failure events in the ultrafiltration group over 90 days. In addition, pre-specified secondary endpoints demonstrated significant reductions in heart failure and cardiovascular events re-hospitalization at 30 days. No significant differences were observed in creatinine level between the groups during treatment and up to 90 days following treatment. In totality, AVOID-HF recapitulated the results of both UNLOAD and CARRESS while providing evidence that had AVOID-HF been followed to completion, it is our belief that the trial would likely have met its primary endpoint of improved outcome in acute decompensated heart failure patients.

42 https://www.ncbi.nlm.nih.gov/pubmed/23833312
43 Grodin JL, et al. Eur J of Heart Fail. 2018 Jul;20(7):1148-1156.
44 Rao VS, et al. Circ Heart Fail. 2019 Jun;12 (6):e005552.

In October 2020, a third party real-world retrospective study of 335 patients treated with the Aquadex FlexFlow® System, “Ten Year Experience with Ultrafiltration for the Management of Acute Decompensated Heart Failure,”45 compared previous randomized controlled clinical trials with ultrafiltration and demonstrated that ultrafiltration compares favorably in reducing heart failure rehospitalizations, renal function response, and weight/volume loss.

In November 2020, we launched the ULTRA-PEDs pediatrics registry, a multi-center, single-arm study currently being conducted at six clinical sites.

In May 2021, a third-party systemic evaluation of eight randomized controlled trials, “Ultrafiltration is better than diuretic therapy for volume-overloaded acute heart failure patients: a meta-analysis,”46 studied the effectiveness of ultrafiltration therapy compared to diuretics in 801 patients hospitalized with acute decompensated heart failure. The meta-analysis demonstrated ultrafiltration increases fluid removal and weight loss and reduces rehospitalization and the risk of worsening heart failure in congestive patients, suggesting ultrafiltration is a safe and effective treatment option for volume-overloaded heart failure patients.

In December 2021, we launched the REVERSE-HF prospective, multicenter, randomized controlled trial to evaluate ultrafiltration compared to IV diuretics in patients with heart failure. This RCT will be conducted at clinical sites nationwide with enrollment beginning in 2022. We expect to conduct additional clinical studies to provide further evidence of the safety and effectiveness of the Aquadex System.

Research and Development

Research and development costs include activities related to research, development, design, and testing improvements to the Aquadex System and potential related products. The Aquadex system software may require periodic modifications for feature additions and performance improvements. We will make such design changes as needed based on proactive and reactive mechanisms. Research and development costs also include expenses related to clinical research.

In 2020, we initiated a product development project designed to improve peripheral venous access for the Aquadex FlexFlow® catheter and minimize filter clotting during the use of Aquadex System, and in 2021 initiated a product development project designed to enhance the functionality of the hematocrit sensor that is part of the Aquadex console. In 2021, we also initiated a product development project to develop a pediatric continuous renal replacement therapy device. We are also evaluating diagnostic tools for physicians to use during an Aquadex therapy to more precisely determine the amount of excess fluid to be removed, the rate of ultrafiltration, and when to stop therapy as dry weight is approached.

Manufacturers and Suppliers

We manufacture the Aquadex System at our 23,000 square foot facility in Eden Prairie, Minnesota. We have manufactured the Aquadex SmartFlow® console and blood circuits since its development in 2019.  We purchase parts and components for the Aquadex System from third-party manufactures and suppliers. We believe that our current manufacturing facility is suitable and adequate to meet anticipated manufacturing demands, and that, if necessary, suitable additional or substitute space will be available to accommodate expansion of our operations.

Intellectual Property

We have submitted patent applications to establish an intellectual property portfolio through which we seek to protect our system and technology. In connection with our acquisition of the Aquadex Business, we entered into a patent license agreement with Baxter pursuant to which we obtained, for no additional consideration, a world-wide license to 49 exclusively licensed and 9 non-exclusively licensed patents used in connection with the Aquadex System to make, have made, use, sell, offer for sale and import, the Aquadex System in the “field of use.” Under the patent license agreement, Baxter has agreed to use commercially reasonable efforts to continue maintenance of seven “required maintenance patents,” and we have agreed to reimburse Baxter for all fees, costs, and expenses (internal or external) incurred by Baxter in connection with such continued maintenance. The rights granted to us under the patent license agreement will automatically revert to Baxter in the event we cease operation of the Aquadex Business or we file for, have filed against us, or otherwise undertake any bankruptcy, reorganization, insolvency, moratorium, or other similar proceeding. We estimate that the patents licensed from Baxter will expire between approximately 2021 and 2026.

45Watson RA, et al. J of Cardiac Fail. 2020 Oct; 26(10):S56.
46Wobbe, B., et al. Heart Failure Reviews. 2021 May; 26(3)): 577-585.

We have ten pending patent applications. The first application is based on our design for a wearable device designed to assist in maintaining peripheral venous blood flow access in the arm during ultrafiltration treatment. The second application includes multiple potential new features and capabilities relating to help patient fluid balance and to improve usability for healthcare providers. The third application involves a vacuum pump-controlled wearable appliance to increase vein diameter and venous flow for peripheral ultrafiltration. The fourth application involves plasma and blood volume measurement to guide ultrafiltration therapy.  The fifth application involves new features for ultrafiltration for the benefit of pediatric patients.  The sixth application involves a dual-lumen ultrafiltration catheter for improved peripheral access.  The seventh application involves a combination of diagnostic parameters to guide ultrafiltration therapy.  The eighth application involves a multi-stage cytokine filtration system.  The ninth application involves a system for ensuring that peripheral venous flow is maintained during ultrafiltration and other CKRT modalities.    The tenth application enables an ultrafiltration system to provide better patient fluid balance.

We have 2 granted US patents for the AcQtrac Cardiovascular Monitoring System.  In addition, as of February 25, 2021 we owned 38 issued patents in the United States and in foreign jurisdictions related to our prior technology, the C-Pulse® Heart Assist System (the “C-Pulse System”) for treatment of Class III and ambulatory Class IV heart failure. We estimate that most of our currently issued U.S. patents will expire between approximately 2020 and 2025. Given the strategic refocus away from C-Pulse System and towards the Aquadex System, we have chosen to limit the maintenance of issued C-Pulse System related patents to those innovations that are of the highest value. Further, we have elected to emphasize a few of the most critical jurisdictions rather than maintain the earlier approach that involved multiple countries. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any financial return. Even if issued, existing or future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to obtain commercial benefits from them.

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

Despite our patent rights and policies regarding confidential information, trade secrets and inventions, we may be subject to challenges to the validity of our patents, claims that our system infringes the patent rights of others and the disclosure of our confidential information or trade secrets. These and other risks are described more fully under the heading “Risk Factors—Risks Relating to our Intellectual Property”.

At this time, we are not a party to any legal proceedings that relate to patents or proprietary rights or any other subject matter.

Competition

Competition from medical device companies and medical device divisions of health care companies, pharmaceutical companies and gene- and cell-based therapies is intense and expected to increase. The vast majority of patients with fluid overload receive pharmacological treatment (diuretics) as the standard of care. There are no direct competitors for the Aquadex System in heart failure or critical care in the United States, other than diuretics. Other systems, such as Baxter’s Prismaflex, a filter-based device that is approved for continuous renal replacement therapy for patients weighing 20kg or more with acute renal failure and/or fluid overload, represent indirect competitors, as they can also be used to conduct ultrafiltration with significant limitations.  In pediatrics, the Carpediem system distributed by Medtronic is indicated for use in acute kidney injury or fluid overloaded patients requiring hemodialysis or hemofiltration therapy, and Baxter’s HF20 Set is authorized under an Emergency Use Authorization to deliver continuous renal replacement therapy (“CRRT”) to treat patients of low weight (8-20 kg) in an acute care environment during the COVID-19 pandemic.

Our ability to compete effectively depends upon our ability to demonstrate the advantages of ultrafiltration as compared to diuretics, a pharmacological treatment that is currently the standard of care. In addition, we need to distinguish Aquadex System from the indirect competition of other devices that can also be used to conduct ultrafiltration.

Third-Party Reimbursement

In the United States, our products are purchased primarily by customers, such as hospitals or other health care providers. Customers bill various third-party payers for covered services provided to patients. These payers, which include federal health care programs (e.g., Medicare and Medicaid), state health care programs, private health insurance companies, and managed care organizations, then reimburse our customers based on established payment formulas that consider part or all of the cost associated with these devices and the related procedures performed.

While the agency responsible for administering the Medicare program, the Centers for Medicare and Medicaid Services has not issued a favorable national coverage determination under its Investigational Device Exception Studies Program for ultrafiltration using the Aquadex System, a number of private insurers have approved reimbursement for use of the products included in the Aquadex System for specific indications and points of service. In addition, patients and providers may seek insurance coverage on a case-by-case basis.  On January 1, 2022, a new and dedicated Category III Current Procedural Terminology (CPT) code, 0692T, became effective for Therapeutic Ultrafiltration. Healthcare providers can utilize this code when using Aquadex to deliver ultrafiltration to adult and pediatric patients weighing more than 20 kilograms.  The new CPT code provides additional reimbursement for therapeutic ultrafiltration administered in the outpatient setting.

Legislative proposals can substantially change the way health care is financed by both governmental and private insurers and may negatively impact payment rates for our system. Also, from time to time, there are numerous legislative, regulatory and other proposals both at the federal and state levels that may impact payment rates for our system. It remains uncertain whether there will be any future changes that will be proposed or finalized and what effect, if any, such legislation or regulations would have on our business. However, in the United States and international markets, we expect that both government and third-party payers will continue to attempt to contain or reduce the costs of health care by challenging the prices charged, or deny coverage, for health care products and services.

Government Regulations

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our current system and any future products and in our ongoing research and development activities. In particular, medical devices are subject to rigorous preclinical testing as a condition of 510(K) clearance by the FDA and by similar authorities in foreign countries. Any proposed products will require regulatory approval prior to commercialization.

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

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require 510(K) clearance.

510(k) Clearance. To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a predicate device legally marketed in the United States. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. The 510(k)-clearance process can exceed 90 days and may extend to a year or more.

After a device has received 510(k) clearance for a specific intended use, any modification to that device that could “significantly affect its safety or effectiveness,” such as a significant change in the design, materials, method of manufacture or which results in “major change” to the intended use, will require a new 510(k) clearance The determination as to whether new 510K is needed is initially left to the manufacturer; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing the modified device until 510(k) clearance.

The Aquadex FlexFlow® system was granted FDA 510(k) clearance for commercial use on June 3, 2002. on February 4, 2020, we received 510(k) clearance of the Aquadex SmartFlow® system for use in adult and pediatric patients weighing 20 Kilograms or more whose fluid overload is unresponsive to medical management.

Clinical Trials. To obtain FDA clearance to market certain devices, clinical trials may be required to support a 510(K) application. Clinical trials generally require submission of an application for an Investigational Device Exemption (IDE) to the FDA prior to commencing the trial. FDA approval of an IDE allows clinical testing to go forward but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.

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

The results of clinical trial may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant clearance of a product. The commencement or completion of any clinical trials may be delayed or halted or be inadequate to support clearance  of a 510(K) application for numerous reasons.

Continuing Regulation. After a device is cleared for use and placed in commercial distribution, numerous regulatory requirements continue to apply. These include:

•	establishment registration and device listing upon the commencement of manufacturing;

•	the Quality System Regulation (QSR), which requires manufacturers, including third-party manufacturers, to follow the FDA design control regulations;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

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

Failure to comply with applicable regulatory requirements, including those applicable to the conduct of clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•	warning letters or untitled letters;

•	fines, injunctions and civil penalties;

•	product recall or seizure;

•	unanticipated expenditures;

•	delays in clearing or refusal to clear products;

•	withdrawal or suspension of FDA clearance;

•	orders for physician notification or device repair, replacement or refund;

•	operating restrictions, partial suspension or total shutdown of production or clinical trials; or

•	criminal prosecution.

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

The EU Medical Device Regulation 2017/745 (MDR) was adopted in April 2017. The MDR replaces the existing Medical Device Directives (MDD 93/42/EEC and MDD 90/385/EEC). The new MDR went into effect on May 26, 2021, and new CE Mark product must comply with new MDR after this date. As of May 26,2021, companies that have devices on the market with CE Mark under MDD 93/42/EEC or MDD 90/385/EEC must meet the transitional provisions of the new MDR. Devices lawfully placed on the market under MDD 93/42/EEC or MDD 90/385/EEC before May 26, 2021, may continue to be made available on the market until May 27, 2024, provided the CE Mark was issued prior to this date, the manufacturer continues to comply with either one of the directives, and that no significant changes are made in the design and intended purpose of the applicable medical device. By May 27, 2025, all medical devices entering the EU will need to have a new CE Mark under the MDR, even if they have been on the market previously under the MDD/AIMDD. Manufacturers are required to update their technical documentation and processes to meet the new requirements. Nuwellis™ received the CE Mark for Aquadex SmartFlow® on January 13, 2020. Nuwellis received the renewal certificate to include the 24-Hour blood circuit September 3rd, 2021. Our CE certificate for Aquadex SmartFlow® is under MDD/93/42 EEC and is valid through May 26,2024 which allow us to sell Aquadex SmartFlow® System into EU and satisfy future distribution demand.

Any one or more of these factors associated with international operations could increase our costs, reduce our revenues, or disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

Employees

As of February 25, 2022, we had 70 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Company History

Prior to July 2016, we were focused on developing the C-Pulse System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, we acquired the Aquadex Business from a subsidiary of Baxter. In September 2016, we announced a strategic refocus of our strategy that included halting all clinical evaluations of the C-Pulse System related technology to fully focus our resources on our recently acquired Aquadex Business. On April 27, 2021, we announced that we were changing our name from CHF Solutions, Inc. to Nuwellis, Inc. to reflect the expansion of our customer base from treating fluid imbalance resulting from congestive heart failure to also include critical care and pediatrics applications.

Corporate Information

Nuwellis, Inc. was incorporated in Delaware on August 22, 2002. We began operating our business in November 1999 through Sunshine Heart Company Pty Limited, which dissolved as a wholly owned Australian subsidiary of Nuwellis, Inc. in 2020. Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) on February 16, 2012.

Our principal executive offices are located at 12988 Valley View Road, Eden Prairie, Minnesota 55344, and our telephone number is (952) 345-4200. Our website address is www.nuwellis.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports are also available on the SEC’s website, www.sec.gov. The information on, or that may be accessed through, any websites noted herein is not incorporated by reference into and should not be considered a part of this Annual Report on Form 10-K.

We are, and will remain, a “smaller reporting company” as long as our public float remains less than $250 million as of the last business day of our most recently-completed second fiscal quarter. A smaller reporting company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to U.S. public companies. As long as our public float remains below $75 million as of the last business day of our most recently completed second fiscal quarter, we are exempt from the attestation requirement in the assessment of our internal control over financial reporting by our independent auditors pursuant to section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) but are required to make our own internal assessment of the effectiveness of our internal controls over financial reporting.

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

Prior to our acquisition of the Aquadex Business in August 2016, we did not have a product approved for commercial sale and focused our resources on developing and manufacturing our C-Pulse System. On September 29, 2016, we announced a strategic refocus of our strategy that included halting all clinical evaluations of the C-Pulse System to fully focus our resources on commercializing our Aquadex System, taking actions to reduce our cash burn in connection with such strategic refocus and reviewing potential strategic alliances and financing alternatives. In addition, our business strategy depends in part on our ability to grow our business by establishing an effective sales force and selling our products to hospitals and other healthcare facilities while controlling costs.  In addition to heart failure, we have expanded our commercialization efforts into critical care and post-cardiac surgery. In February 2020, we received 510(k) clearance of the Aquadex SmartFlow® system to include pediatric patients who weigh 20kg or more.  With this 510(k) clearance, we have expanded our commercialization efforts into pediatrics. We have limited prior experience with respect to sales or marketing of the Aquadex System across heart failure, critical care, post-cardiac surgery and pediatrics. If we are unsuccessful at marketing and selling our Aquadex System, our operations and potential revenues will be materially adversely affected.

We have incurred operating losses since our inception and anticipate that we will continue to incur operating losses in the near-term.

We are an emerging company with a history of incurring net losses. We have incurred net losses since our inception, including net losses of $19.6 million and $15.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, our accumulated deficit was $252.9 million.

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

We believe that we will need to raise additional capital to fund our operations through the second quarter of fiscal 2023. If additional capital is not available, we will have to delay, reduce or cease operations.

We believe that we will need to raise additional capital to fund our operations through the second quarter of 2023, however there can be no assurance of this. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate and could adversely affect our ability to raise additional capital. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, the risk that we may not be able to continue as a going concern may make it more difficult to obtain necessary additional funding on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and manufacturers may be harmed, and we may not be able to continue our operations.

Our near-term prospects are highly dependent on revenues from a single product, the Aquadex System. We face significant challenges in expanding market acceptance of the Aquadex System, which could adversely affect our potential sales.

Our near-term prospects are highly dependent on revenues from a single product, the Aquadex System, and we have no other commercial products at this time. The established market or customer base for our Aquadex System is limited and our success depends on our ability to increase adoption and utilization of the Aquadex System. Acceptance of our product in the marketplace by health care providers is uncertain, and our failure to achieve sufficient market acceptance will significantly limit our ability to generate revenue and be profitable. Market acceptance will require substantial marketing efforts and the expenditure of significant funds by us to inform health care providers of the benefits of using the Aquadex System and to provide further training on its use. We may not be able to build key relationships with health care providers to drive further sales in the United States or sell the Aquadex System outside the United States. Product orders may be cancelled, patients or customers currently using our products may cease to do so and patients or customers expected to begin using our products may not. In addition, market acceptance of the Aquadex System may require that we make enhancements to the system or its components. We cannot be sure that we will be able to successfully develop such enhancements, or that if developed they will be viewed favorable by the market. Our ability to achieve acceptance of our Aquadex System depends on our ability to demonstrate the safety, efficacy, ease-of-use and cost-effectiveness of the system. We may not be able to expand the adoption and market acceptance of the Aquadex System to both the inpatient and outpatient markets and our potential sales could be harmed.

We depend on a limited number of customers, the loss of which, or failure of which to order our products in a particular period, could cause our revenues to decline.

Our ten largest customers represented 51.4% and 47.5% of our revenues in the years ended December 31, 2021 and 2020, respectively, with our largest customer representing 12.3% and 10.5%, respectively, of our revenues during such periods. Customer ordering patterns may vary significantly from quarter to quarter, or customers may discontinue providing therapies using our products. If one of our largest customers reduced its purchases in a fiscal period, our revenues for that period may be materially adversely affected. Further, if one of our largest customers discontinued the use of our products, our revenues may be materially adversely affected.

We have limited commercial manufacturing experience and could experience difficulty in producing commercial volumes of the Aquadex System and related components or may need to depend on third parties for manufacturing.

We have limited experience in commercial manufacturing of the Aquadex System.  Following the acquisition of the Aquadex Business in 2016, we began manufacturing Aquadex FlexFlow® consoles and blood circuits in-house in the fourth quarter of 2017 and Aquadex FlexFlow® catheters in-house in the third quarter of 2018. We have manufactured the Aquadex SmartFlow® console since its development in 2019. However, because we have limited prior commercial manufacturing experience, we may incur manufacturing inefficiencies, delays or interruptions. We may not be able to achieve low-cost manufacturing capabilities and processes that will enable us to manufacture the Aquadex System or related components in significant volumes, while meeting the legal, regulatory, quality, price, durability, engineering, design and production standards required to market our products successfully. If we experience difficulties with our manufacturing operations, we may experience delays in providing products and services to our customers, and our business could be harmed.

We depend upon third-party suppliers, including single-source suppliers, making us vulnerable to supply problems and price fluctuations.

We will rely on third-party suppliers, including single-source suppliers, to provide us with certain components of the Aquadex System. We have no long-term contracts with the majority of third-party suppliers that guarantee volume or the continuation of payment terms. We depend on our suppliers to provide us with materials in a timely manner that meet our quality, quantity and cost requirements. The forecasts of demand we use to determine order quantities and lead times for components purchased from outside suppliers may be incorrect. If we do not increase our sales volumes, which drive our demand for our suppliers’ products, we may not procure volumes sufficient to receive favorable pricing, which could impact our gross margins if we are unable to pass along price differences to our customers. Recent global economic cost inflation trends could unfavorably impact pricing from our suppliers, which could impact our gross margins if we are unable to pass along price differences to our customers. Our failure to obtain required components or subassemblies when needed and at a reasonable cost would adversely affect our business. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. Any difficulties in locating and hiring third-party suppliers, or in the ability of third-party suppliers to supply quantities of our products at the times and in the quantities we need, could have a material adverse effect on our business.

The COVID-19 pandemic and other public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and overall financial performance.

During 2020 and 2021, we faced challenging social and economic conditions caused by the outbreak of the novel strain of coronavirus, SARS-CoV-2, and the resulting COVID-19 pandemic. The rapidly evolving COVID-19 pandemic disrupted our operations and forced us to implement changes to keep our customers, their patients, and our employees safe. These changes included restrictions on hospital access imposed on our field employees by customers working on the front lines of COVID-19 and managing the spread of the virus, changes to employee work practices by requiring employees to work remotely, and increased protocols to ensure the safety of those employees that remained on site.  The ongoing impact of the COVID-19 pandemic on our operational and financial performance will depend on certain future developments, including the duration and spread of the outbreak, the ongoing impact on our customers and hospital access restrictions imposed on our field employees, and effect on our vendors, all of which remain uncertain and cannot be predicted.

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

In addition, new variants of COVID-19have begun to spread globally and, in the United States, COVID-19 cases have increased significantly. The COVID-19 variants are limiting access and procedural volumes in some locations, which could adversely impact the Company’s sequential and year-over-year growth.

The COVID-19 pandemic and accompanying market volatility, uncertainty and economic disruption also have the effect of heightening many of the other risks described herein.

We have been negatively impacted by the prioritization of COVID-19 patients in hospitals.

As a result of the rise in COVID-19 cases due to the Omicron variant, hospitals are prioritizing and allocating beds and other resources for COVID-19 patients. In this regard, emergencies for patients with heart failure, unrelated to COVID-19, have decreased and there is less emergency usage of the Aquadex System. The impact of the Omicron variant has resulted in a decrease of our anticipated revenues for the fourth fiscal quarter of 2021.

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

Competition from medical device companies and medical device divisions of health care companies, pharmaceutical companies and gene- and cell-based therapies is intense and expected to increase. The vast majority of patients with fluid overload receive pharmacological treatment (diuretics) as a standard of care. There are no direct competitors for the Aquadex System in heart failure or critical care in the U.S., other than diuretics. Other systems, such as Baxter’s Prismaflex, a filter-based device that is approved for continuous renal replacement therapy for patients weighing 20kg or more with acute renal failure and/or fluid overload.  In pediatrics, the Carpediem system distributed by Medtronic is indicated for use in acute kidney injury or fluid overloaded patients requiring hemodialysis or hemofiltration therapy, and Baxter’s HF20 Set is authorized under an Emergency Use Authorization to deliver CRRT to treat patients of low weight (8-20 kg) in an acute care environment during the COVID-19 pandemic.

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

In the United States, the products included in the Aquadex System are purchased primarily by customers, such as hospitals or other health care providers. Customers bill various third-party payers for covered therapies involving the Aquadex System provided to patients. These payers, which include federal health care programs (e.g., Medicare and Medicaid), state health care programs, private health insurance companies and managed care organizations, then reimburse our customers based on established payment formulas that consider part or all of the cost associated with these devices and the related procedures performed.

While the agency responsible for administering the Medicare program, the Centers for Medicare and Medicaid Services, has not issued a favorable national coverage determination under its Investigational Device Exception Studies Program for ultrafiltration using the Aquadex System, a number of private insurers have approved reimbursement for the products included in the Aquadex System for specific indications and points of service. In addition, patients and providers may seek insurance coverage on a case-by-case basis. On January 1, 2022, a new and dedicated Category III Current Procedural Terminology (CPT) code, 0692T, became effective for Therapeutic Ultrafiltration. Healthcare providers can utilize this code when using Aquadex to deliver ultrafiltration to adult and pediatric patients (≥ 20kg).  The approved temporary Therapeutic Ultrafiltration Category III CPT code will be in effect for at least five years and provides additional reimbursement for ultrafiltration administered in the outpatient setting.

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

We may be held liable if any product we develop or commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. The safety studies we must perform and the regulatory approvals required to commercialize our products will not protect us from any such liability. We carry product liability insurance with a $6.0 million aggregate limit. However, if there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any approved product. If such insurance is insufficient to protect us, our business, results of operations and financial condition will be harmed. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage. Even if a product liability claim against us is without merit or if we are not found liable for any damages, a product liability claim could result in decreased interest in our registry studies, decreased demand for our system, if approved for commercialization, injury to our reputation, diversion of management’s attention from operating our business, withdrawal of study participants, significant costs of related litigation, loss of revenue or the inability to commercialize our products.

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

The EU Medical Device Regulation 2017/745 (MDR) was adopted in April 2017. The MDR replaces the existing Medical Device Directives (MDD 93/42/EEC and MDD 90/385/EEC). The new MDR went into effect on May 26, 2021, and new CE Mark product must comply with new MDR after this date. As of May 26,2021, companies that have devices on the market with CE Mark under MDD 93/42/EEC or MDD 90/385/EEC must meet the transitional provisions of the new MDR. Devices lawfully placed on the market under MDD 93/42/EEC or MDD 90/385/EEC before May 26, 2021, may continue to be made available on the market until May 27, 2024, provided the CE Mark was issued prior to this date, the manufacturer continues to comply with either one of the directives, and that no significant changes are made in the design and intended purpose of the applicable medical device.

By May 27, 2025, all medical devices entering the EU will need to have a new CE Mark under the MDR, even if they have been on the market previously under the MDD/AIMDD. Manufacturers are required to update their technical documentation and processes to meet the new requirements. Nuwellis™ received the CE Mark for Aquadex SmartFlow® on January 13, 2020. Nuwellis received the renewal certificate to include the 24-Hour blood circuit September 3rd, 2021. Our CE certificate for Aquadex SmartFlow® is under MDD/93/42 EEC and is valid through May 26,2024 which allow us to sell Aquadex SmartFlow® System into EU and satisfy future distribution demand.

Any one or more of these factors associated with international operations could increase our costs, reduce our revenues, or disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The U.K. Bribery Act is similar but even broader in scope in that it prohibits bribery of private (non-government) persons as well. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including its international subsidiary, and to devise and maintain an adequate system of internal accounting controls for international operations. Our distribution arrangements outside the U.S. presents some risk under these laws. Our distributors may sell our products to healthcare providers that are owned, controlled or managed by a foreign government and its employees, including healthcare providers may be deemed to be a foreign official under the FCPA.  We could be held liable for the actions of our distributors.  While we have policies and procedures to address compliance with these laws, we cannot assure you that our distributors will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions or sanctions could adversely affect our business, operating results and financial condition.

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

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our Aquadex System and related components. On August 5, 2016, upon closing of our acquisition of the Aquadex Business, we entered into a patent license agreement with Baxter pursuant to which we obtained, for no additional consideration, a world-wide license to 49 exclusively licensed and 9 non-exclusively licensed patents used in connection with the Aquadex System to make, have made, use, sell, offer for sale and import, the Aquadex System in the “field of use” as defined in the license. The license is exclusive, with respect to some patents, and non-exclusive, with respect to other patents. Under the patent license agreement, Baxter has agreed to use commercially reasonable efforts to continue maintenance of seven “required maintenance patents,” and we have agreed to reimburse Baxter for all fees, costs, and expenses (internal or external) incurred by Baxter in connection with such continued maintenance. The rights granted to us under the patent license agreement will automatically revert to Baxter in the event we cease operation of the Aquadex Business or we file for, or have filed against us, or otherwise undertake any bankruptcy, reorganization, insolvency, moratorium, or other similar proceeding.  We estimate that the patents licensed from Baxter will expire between approximately 2021 and 2026.

We have ten pending patent applications. The first application is based on our design for a wearable device designed to assist in maintaining peripheral venous blood flow access in the arm during ultrafiltration treatment. The second application includes multiple potential new features and capabilities relating to help patient fluid balance and to improve usability for healthcare providers. The third application involves a vacuum pump-controlled wearable appliance to increase vein diameter and venous flow for peripheral ultrafiltration. The fourth application involves plasma and blood volume measurement to guide ultrafiltration therapy.  The fifth application involves new features for ultrafiltration for the benefit of pediatric patients.  The sixth application involves a dual-lumen ultrafiltration catheter for improved peripheral access.  The seventh application involves a combination of diagnostic parameters to guide ultrafiltration therapy.  The eighth application involves a multi-stage cytokine filtration system.  The ninth application involves a system for ensuring that peripheral venous flow is maintained during ultrafiltration and other CKRT modalities.    The tenth application enables an ultrafiltration system to provide better patient fluid balance.

In addition, as of February 25, 2022, we owned 38 issued patents and one pending patent applications in the United States and in foreign jurisdictions related to our C-Pulse System and had one pending application for neuromodulation. We estimate that most of our currently issued U.S. patents will expire between approximately 2021 and 2027. Given the strategic refocus away from the C-Pulse System and towards the Aquadex System, we have chosen to limit the maintenance of issued C-Pulse System related patents to those innovations that are of the highest value. Further, we have elected to emphasize a few of the most critical jurisdictions rather than maintain the earlier approach that involved multiple countries.

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

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of the NASDAQ Capital Market could result in a delisting of our common stock.

Our common stock is listed on the NASDAQ Capital Market under the symbol “NUWE”.  In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, the minimum stockholders equity requirement and the minimum bid price requirement.  There can be no assurances that we will be successful in maintaining, or if we fall out of compliance, in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the NASDAQ Capital Market.  Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities and we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by NASDAQ, the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock.

In addition, if our common stock is delisted from the NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions).

On October 16, 2020, we effected a 1-for-30 reverse stock split of our outstanding common stock.  In recent weeks, the closing price of our common stock been near the $1.00 minimum bid price for continued listing on the NASDAQ Capital Market. If we seek to implement a reverse stock split in the future to remain listed on the NASDAQ Capital Market, the announcement or implementation of a reverse stock split could significantly negatively affect the price of our common stock.  Additionally, in 2020, the SEC approved a NASDAQ rule change to expedite delisting of securities of companies that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period.  Under the new rules, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any compliance periods and NASDAQ will instead require the issuance of a Staff delisting determination, which is appealable to a hearings panel. Our ability to remain listed on the NASDAQ Capital Market may be negatively impacted by this new NASDAQ rule.

We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the NASDAQ rules.  There can be no assurance that we will be able to maintain compliance or, if we fall out of compliance, regain compliance with any deficiency, or if we implement an option that regains our compliance, maintain compliance thereafter.

Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.

The number of shares of common stock issuable upon conversion of our outstanding preferred stock and exercise of outstanding warrants is significant in relation to the number of shares of our common stock currently outstanding.

As of February 25, 2022, we have warrants to purchase 1,631,798 shares of common stock outstanding, with exercise prices ranging from $2.50 to $41,916 with a weighted-average exercise price of $30.88.

As of February 25, 2022, there were 127 shares of Series F Preferred Stock outstanding, convertible into 50,800 shares of common stock. The certificate of designation for our Series F Preferred Stock contains an anti-dilution provision, which provision requires the lowering of the applicable conversion price, as then in effect, to the purchase price per share of common stock or common stock equivalents issued in the future. If the effective price per share on a common-stock equivalent basis in a future equity offering is lower than the then-current conversion price of the Series F Convertible Preferred Stock, then such conversion price shall be reduced to such lower price and additional shares of common stock will be issuable upon the conversion of the of the Series F Convertible Preferred Stock.  To the extent the outstanding shares of Series F Convertible Preferred Stock become exercisable for additional shares of common stock, holders of our common stock will experience further dilution.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2021, we have outstanding warrants to purchase an aggregate of approximately 1,631,798 shares of our common stock, and options to purchase an aggregate of approximately 754,525 shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

Our board of directors has previously approved, pursuant to this authority, the issuance of preferred stock, and we have 127 shares of Series F Preferred Stock outstanding as of February 25, 2022.  Upon liquidation, dissolution or winding-up of the Company, holders of our Series F Preferred Stock have the right to receive, out of the assets, whether capital or surplus, of the Company an amount equal to the par value, plus any accrued and unpaid dividends thereon, for each share of such preferred stock held by such holder before any distribution or payment shall be made to the holders of our common stock, and, following such payment, such holders are entitled to receive the same amount that a holder of common stock would receive if such preferred stock was fully converted, pari passu with all the holders of common stock.

Our board of directors may issue additional series of preferred stock. As a result, the rights of holders of our capital stock will be subject to, and could be adversely affected by, the rights of holders of any stock that may be issued in the future.

There may be future sales of our securities or other dilution of our equity, which may adversely affect the market price of our common stock.

We are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The market price of our common stock could decline as a result of sales of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock after this offering or the perception that such sales could occur.

We have a large number of authorized but unissued shares of stock, which could negatively impact a potential investor if they purchased our common stock.

On October 12, 2020, we effected a 1-for-30 reverse split of our outstanding common stock. This reverse stock split did not change the par value of our common stock or the number of common or preferred shares authorized by our Certificate of Incorporation. Because the number of authorized shares of our common stock was not reduced proportionately, the reverse stock split increased our board of directors’ ability to issue authorized and unissued shares without further stockholder action. As of February 25, 2022 our certificate of incorporation provides for 100,000,000 shares of authorized common stock and 40,000,000 shares of authorized preferred stock, 30,000 of which are designated Series A Junior Participating Preferred Stock, 127 of which are designated Series F Preferred Stock, and we have 10,537,606 shares of common stock outstanding, 2,437,123 shares reserved for issuance upon the conversion, exercise or vesting of outstanding preferred stock, warrants and options, and 361,666 shares of common stock reserved for future grant under the Company’s equity incentive plans.

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

A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.

Historically, the market price of our common stock has fluctuated over a wide range. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for a stockholder to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

•	our quarterly or annual operating results;

•	changes in our earnings estimates;

•	investment recommendations by securities analysts following our business or our industry;

•	additions or departures of key personnel;

•	changes in the business, earnings estimates or market perceptions of our competitors;

•	our failure to achieve operating results consistent with securities analysts’ projections;

•	future announcements concerning us, including our clinical and product development strategy, or our competitors;

•	regulatory developments, disclosure regarding completed, ongoing or future clinical studies and enforcement actions bearing on advertising, marketing or sales;

•	acquisition or loss of significant manufacturers, distributors or suppliers or an inability to obtain sufficient quantities of materials needed to manufacture our system;

•	fluctuations of investor interest in the medical device sector;

•	changes in industry, general market or economic conditions; and

•	announcements of legislative or regulatory changes.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in the health care industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our stock price.

Our ability to use U.S. net operating loss carryforwards might be limited.

As of December 31, 2021, we had U.S. net operating loss (“NOL”) carryforwards of approximately $186.4 million for U.S. federal income tax purposes. Approximately $120.1 million of NOL carryforwards will expire from 2024 through 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, the NOL carryforwards generated in 2018 through 2020 totaling approximately $66.3 million does not expire. The expiration of state NOL carryforwards will vary by jurisdiction. In addition, future utilization of NOL carryforwards in the U.S. may be subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2021, the Company no longer had tax loss carryforwards in the Commonwealth of Australia due to the dissolution of the subsidiary in November 2020.

We believe the Company may have experienced additional ownership changes under Section 382 of the Internal Revenue Code in the current and earlier years further limiting the NOL carryforwards that may be utilized. We have not yet completed a formal Section 382 analysis. As a result, prior or future changes in ownership, could put limitations on the availability of our NOL carryforwards. In addition, our ability to utilize the current NOL carryforwards might be further limited by future issuances of our common stock.

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

Provisions in our charter documents and Delaware law may delay or deter a change-in-control transaction, or limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Delaware law and certain provisions of our Certificate of Incorporation and bylaws make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include, among other things:  authorizing our board of directors to issue, from time to time, any series of preferred stock and fix the designation, powers, preferences and rights of the shares of such series of preferred stock; prohibiting stockholders from acting by written consent; requiring advance notice of stockholder intention to put forth director nominees or bring up other business at a stockholders’ meeting; prohibiting stockholders from calling a special meeting of stockholders; and requiring at least two-thirds of the voting power of our outstanding stock entitled to vote to amend or repeal our Certificate of Incorporation or bylaws. Section 203 of the Delaware General Corporation Law from which we did not elect to opt out, provides that if a holder acquires 15% or more of our stock without prior approval of our board of directors, that holder will be subject to certain restrictions on its ability to acquire us within three years. These provisions may delay or deter a change in control of us, and they could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

We lease a 23,000 square foot facility located in Eden Prairie, Minnesota for office and manufacturing space under a non-cancelable operating lease that expires in March 2027. In November 2021, the Company entered into a fourth amendment to the lease, extending the term of the lease from March 31, 2022 to March 31, 2027. This facility serves as our corporate headquarters and houses substantially all our functional areas. Monthly rent and common area maintenance charges, including an estimate for property taxes for our headquarters, total approximately $29,000. The lease contains provisions for annual inflationary adjustments. Rent expense is being recorded on a straight-line basis over the term of the lease. The Company also entered into two finance leases in 2020 for computer hardware and audio-visual equipment with monthly payments of approximately $2,400 due through August 2023.

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

Market Information.  Commencing February 16, 2012, our shares of common stock began trading on Nasdaq, where it now trades under the symbol “NUWE.”  See “Risk Factors—Risks Related to Our Common Stock—Nasdaq may delist our common stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions” under Part I, Item 1A of this Annual Report on Form 10-K.

Stockholders of Record. As of February 25, 2022, we had 10,537,606 shares of common stock issued and outstanding, and there were 3 holders of record of our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends.  We have not historically paid cash dividends on our capital stock.  We intend to retain our future earnings, if any, to finance the expansion and growth of our business, and we do not expect to pay cash dividends on our common stock in the foreseeable future.  Payment of future cash dividends, if any, will be at the sole discretion of our board of directors after considering various factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with any debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors. Moreover, if we determine to pay any dividends in the future, there can be no assurance that we will continue to pay such dividends.

ITEM 6.	[Reserved].

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Prior to July 2016, we were focused on developing the C-Pulse System for treatment of Class III and ambulatory Class IV heart failure. In August 2016, we acquired the Aquadex Business from a subsidiary of Baxter, a global leader in the hospital products and dialysis markets. In September 2016, we announced a strategic refocus of our strategy that included halting all clinical evaluations of the C-Pulse System related technology to fully focus our resources on our recently acquired Aquadex Business. On May 23, 2017, we announced that we were changing our name from Sunshine Heart, Inc. to CHF Solutions, Inc. to more appropriately reflect the direction of our business. On April 27, 2021, the Company announced that it was changing its name from CHF Solutions, Inc. to Nuwellis, Inc. to reflect the expansion of its customer base from treating fluid imbalance resulting from congestive heart failure to also include critical care and pediatrics applications.

Impact of COVID-19 Pandemic

During the years ended December 31, 2021 and 2020, we were subject to challenging social and economic conditions created as a result of the outbreak of the novel strain of coronavirus, SARS-CoV-2. The resulting impact of the COVID-19 pandemic created disruptions in our operations resulting from rapid and evolving changes implemented to keep our customers, their patients, and our employees safe. These changes included restrictions on hospital access imposed on our field employees by customers dealing in the front lines of COVID-19 and managing the spread of the virus, changes to employees work practices by requiring employees to work remotely and increased protocols to ensure the safety of those employees that remained on site.  The ongoing impact of the COVID-19 outbreak on our operational and financial performance will depend on certain future developments, including the duration and spread of the outbreak, the ongoing impact on our customers and hospital access restrictions imposed on our field employees, and effect on our vendors, all of which remain uncertain and cannot be predicted.

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

Several hospitals in the U.S. initially included the Aquadex System into their treatment protocol for fluid management of COVID-19, especially when dialysis equipment and staff were limited, but treatment regimens subsequently evolved so that the need to restore fluid balance became less prevalent.   We estimate that approximately 1% and 14% of our U.S. revenue for the year ended December 31, 2021 and 2020, respectively, were driven by hospitals treating patients with COVID-19.  However, we have also seen changes to our sales practices due to restrictions on hospital access and believe that revenue in other areas was negatively impacted by these restrictions.  In addition, the disruption created by COVID-19 has created significant uncertainty about our ability to access the capital markets in future periods. As of the filing date of this Form 10-K, the extent to which COVID-19 may continue to impact our financial condition or results of operations or guidance is uncertain and cannot be reasonably estimated but could be material and last for an extended period of time. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. See Part 1, Item 1-A “Risk Factors” in this Annual Report on Form 10-K.

Recent Developments

Public Offerings

On September 17, 2021, the Company closed on an underwritten public offering of 4,005,588 shares of common stock, for gross proceeds of approximately $10.0 million (the “September 2021 Offering”).  Net proceeds totaled approximately $9.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

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

Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. Accordingly, we recognize revenue when our customers obtain control of their products or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Accounts Receivable
Our accounts receivable generally have terms that require payment in 30 days.  We did not establish an allowance for doubtful accounts on December 31, 2021 as we have not experienced any write-offs or a deterioration in the aging of our receivables to date and do not expect to experience in the future.

Inventories
Inventories represent primarily finished goods, raw materials and subassemblies and are recorded at the lower of cost or net realizable value using the first-in, first-out method.

Stock-Based Compensation
We recognize all share-based payments to employees, directors and consultants, including grants of stock options, and common stock awards in the consolidated statement of operations and comprehensive loss as an operating expense based on their fair values as established at the grant date. Other equity instruments issued to non-employees consist of warrants to purchase shares of our common stock. These warrants are either fully vested and exercisable at the date of grant or vest over a certain period during which services are provided.

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

Loss per share
Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the year ended December 31, 2021, includes a deemed dividend of $75,000 that resulted from the change in the exercise price of warrants as a result of the March 2021 and September 2021 offerings  The net loss allocable to common stockholders for the twelve months ended December 31, 2020, reflects a $1.8 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series H Convertible Preferred Stock on January 28, 2020. This net deemed dividend includes $0.2 million that resulted from the subsequent reduction in the exercise of price of the warrants as a result of the March 2020 offering. (See Note 4 – Stockholder’s Equity to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)

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

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the impairment tests indicate that the carrying value of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, further analysis is performed to determine the fair value of the asset or asset group. To the extent the fair value of the asset or asset group is less than its carrying value, an impairment loss is recognized equal to the amount the fair value of the asset or asset group is exceeded by its carrying amount. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets or asset groups, and accordingly, actual results could vary significantly from such estimates.

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed and the Company proceeded to fair value the asset group. The Company has determined the fair value of the asset group using expected cash flows associated with its loaner units by considering sales prices for similar assets and by estimating future discounted cash flows expected from the units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. Because the Company consists of one asset group, consideration is also given to the relationship between the Company’s market capitalization and its carrying value to further support the Company’s determination of fair value. There have been no impairment losses recognized for the years ended December 31, 2021 or 2020.

Going Concern
Our financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2021 and 2020, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of December 31, 2021, we had an accumulated deficit of $252.9 million and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

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

During 2020 and through December 31, 2021, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $52.2 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. In addition, during 2021 and 2020, we received approximately $1,300 and $4.1 million, respectively, in proceeds from the exercise of investor warrants. See Note 4 –Stockholders’ Equity, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

We believe that our existing capital resources will be sufficient to support our operating plan through June 30, 2023, however, there can be no assurance of this. We may seek to raise additional capital to support our growth or other strategic initiatives through debt, equity or a combination thereof.

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

FINANCIAL OVERVIEW

We are a medical device company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development, and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities of the Aquadex System from Baxter to our facilities in Eden Prairie, Minnesota.  As of December 31, 2021, we had an accumulated deficit of $252.9 million and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings, and debt. Although we believe that we will be able to successfully fund our operations in the future, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Net Sales
(dollars in thousands)

Year Ended December 31, 2021	Year Ended December 31, 2020	Increase (Decrease)	% Change
$7,921	$7,441	$480	6.5%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions.  Sales during the twelve months ended December 31, 2021 increased from console sales to both new and existing customers, along with higher circuit sales.  However, sales during 2021 were negatively affected by the COVID-19 pandemic’s impact on hospital access and procedural volumes, along with a change in treatment protocols that had benefited sales in 2020.

Costs and Expenses
Our costs and expenses were as follows:

(dollars in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020	Increase (Decrease)	% Change
Cost of goods sold	$3,430	$3,384	$46	1.4%
Selling, general and administrative	$19,039	$17,417	$1,622	9.3%
Research and development	$4,978	$3,668	$1,310	35.7%

Cost of Goods Sold
The increase in gross margin percent for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due primarily to increased volumes and favorable mix.

Selling, General and Administrative
The increase in selling, general and administrative expense reflects our continued investment in sales and marketing activities, along with administrative costs.

Research and Development
The increase in R&D expenses over the prior year was primarily driven by investments in new products, along with increased clinical, regulatory and reimbursement activity.  R&D expense included $428,160 for a non-refundable technology license fee, as discussed in Note 10 – Commitments and Contingencies.

Gain on Dissolution of Foreign Subsidiary
In November 2020, we dissolved our Australian subsidiary as no further business purpose existed and recognized a gain of $1.2 million related to cumulative foreign currency translation adjustments, previously recorded as part of other comprehensive income on our consolidated balance sheet.

Income Tax Expense

(dollars in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020	Increase (Decrease)	% Change
Income tax expense	$9	$9	$—	0.0%

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

On January 28, 2020, we closed on an underwritten public offering of 201,546 shares of common stock, 383,909 shares of Series H Preferred Stock and warrants to purchase 585,460 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $9.7 million. Net proceeds totaled approximately $8.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On March 23, 2020, we closed on a registered direct offering of 138,715 shares of common stock for gross proceeds of approximately $1.2 million, prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 138,715 shares of the Company’s common stock.  See Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On April 1, 2020, we closed on a registered direct offering of 171,008 shares of common stock for gross proceeds of approximately $2.2 million, prior to deduction of commissions and offering expenses payable related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 85,506 shares of the Company’s common stock.  The warrants are exercisable immediately and expire five and a half years from the date of issuance. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On May 5, 2020, we closed on a registered direct offering of 119,930 shares of common stock for gross proceeds of approximately $1.7 million, prior to deduction of commissions and offering related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 59,966 shares of the Company’s common stock. The warrants are exercisable immediately and will expire five and a half years from the date of issuance.  See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On August 21, 2020, we closed on an underwritten public offering of 1,064,678 shares of common stock and warrants to purchase 1,064,678 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $14.4 million. Net proceeds totaled approximately $13.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering.  See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On March 19, 2021, we closed on an underwritten public offering of 3,795,816 shares of common stock, which includes the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $20.9 million.  Net proceeds totaled approximately $18.9 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.  See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On September 17, 2021, we closed on an underwritten public offering of 4,005,588 shares of common stock, for gross proceeds of approximately $10.0 million.  Net proceeds totaled approximately $9.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.  See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

As of December 31, 2021 and 2020, cash and cash equivalents were $24.2 million and $14.4 million, respectively.  Our business strategy and ability to fund our operations in the future depends in part on our ability to grow the Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities, and controlling costs. While we expect to continue to receive proceeds from the exercise of warrants, we will likely need to seek additional financing in the future, which, to date, has been through offerings of our equity. The disruption created by COVID-19 in our operations, our sales outlook, and the capital markets where we would seek such financing, have created uncertainty about our ability to access the capital markets in future periods.

Cash Flows from Operating Activities

Net cash used in operating activities was $17.9 million and $16.6 million in 2021 and 2020, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, the gain on the dissolution of a foreign subsidiary, and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.2 million and $0.3 million in 2021 and 2020, respectively. The cash used in investing activities was for the purchase of manufacturing, laboratory and office equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $27.9 million and $30.0 million in 2021 and 2020, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021, which represent material expected or contractually committed future obligations:

(Dollars in thousands)	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating Lease	$213	$506	$605	$-	$1,324
Financing Leases	29	32	-	-	61
Total	$242	$538	$605	$-	$1,385

We lease a 23,000 square foot facility located in Eden Prairie, Minnesota for office and manufacturing space under a non-cancelable operating lease that expires in March 2027. In November 2021, the Company entered into a fourth amendment to the lease, extending the term of the lease from March 31, 2022 to March 31, 2027.  This facility serves as our corporate headquarters and houses substantially all our functional areas. Monthly rent and common area maintenance charges, including estimated property tax for our headquarters total approximately $29,000.  The lease contains provisions for annual inflationary adjustments.  Rent expense is being recorded on a straight-line basis over the term of the lease.   The Company also entered into two finance leases in 2020 for computer hardware and audio-visual equipment with monthly payments of approximately $2,400 due through August 2023.

Capital Resource Requirements

As of December 31, 2021, we did not have any material commitments for capital expenditures.

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

Report of Independent Registered Public Accounting Firm (PCAOB ID 23)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nuwellis, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuwellis, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Descriptions

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

As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to fair value the asset group. The Company has determined the fair value of the asset group using a composite approach.  It is based on the expected cash flows associated with each of the components of the asset group.  For the loaner units, the Company considered the sales prices for similar assets as well as by estimating future discounted cash flows expected from the units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. For the right of use asset, the Company used the ending market value from its property tax statement times the percentage of the building that it occupies. The Company used this method to approximate the fair value of the right of use asset.

Considerable management judgment is necessary to estimate the fair value of the asset group; therefore, we considered the evaluation of long-lived assets for impairment as a critical audit matter.

How We Addressed the Matter in Our Audit

As part of our risk assessment procedures, we evaluated the design and implementation of the Company’s controls over its process to evaluate the presence of indicators of potential impairment at the end of each reporting period.  We also evaluated the design and implementation of the Company’s controls over its use of estimates and assumptions in the calculation of the asset group’s fair value. We assessed the Company’s conclusions regarding the interrelation of its cash flows between its various long-lived assets to determine if we agreed with the determination that there is one asset group.

As the Company bypassed the undiscounted cash flows test, we obtained the Company’s analysis for estimating the fair value and tested the completeness and accuracy of the relevant inputs and assumptions. We performed testing on the estimated discounted cash flows expected from certain assets within the asset group by considering historical cash flows from these assets and analyzing the appropriateness of assumptions regarding the future discounted cash flows. We tested a sample of sales prices of similar assets to those assets within the asset group and tested a sample of the costs paid for acquisition of long-lived assets in the current year to corroborate the replacement cost of these assets. We also evaluated the discount rate used in the analysis. We performed inquiries to corroborate the expected cash flows with individuals within the Company’s sales and marketing team. Finally, we obtained the property tax statement, recalculated the fair value determined by the Company, and performed sensitivity analysis. We also compared fair value per square foot to similar properties for sale in the area to gain additional comfort over the fair value.

Evaluation of Company’s ability to Continue as a Going Concern

As described in Note 1 to the consolidated financial statements, the Company evaluates its ability to continue as a going concern for at least 12 months from our report date. The Company has historically incurred losses from operations, net cash outflows from operating activities, and has an accumulated deficit. The Company expects to incur additional losses in the near-term as it grows its business and will require additional financings to fund itself. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. As a result, the Company evaluated whether there is substantial doubt around its ability to continue as a going concern as of December 31, 2021.

The Company prepared an evaluation of its ability to continue as a going concern.  This evaluation included cash flow projections, as well as a going concern memo detailing management’s plans for the look-forward period. Management’s future plans and projections of future cash flows contain uncertainties and are based on significant management judgment.

We identified the going concern assessment as a critical audit matter.  Auditing management’s judgments regarding the execution of its plans and the associated forecasted cash flows involves a high degree of subjectivity.

How We Addressed the Matter in Our Audit

As part of our risk assessment procedures, we evaluated the design and implementation of the Company’s controls over its process to evaluate the ability to continue as a going concern at the end of each reporting period.  We also evaluated the design and implementation of the Company’s controls over its use of estimates and assumptions in the Company’s projections.

The Company determined there were conditions or events that raised substantial doubt regarding its ability to continue as a going concern (step 1) and therefore considered whether its plans alleviated substantial doubt (step 2). We obtained the Company’s analysis for alleviating substantial doubt, which included a memo detailing its plans and projections through December 31, 2023. We tested the completeness and accuracy of the relevant inputs and assumptions and assessed the reasonableness and support management has around its plans. We performed sensitivity testing on the projections to determine whether or not if projections were missed would the Company still have sufficient cash on hand to fund its operations for at least twelve months from the report date. We performed inquiries to corroborate the projections with individuals within the Company’s accounting and finance team and discussed with the Board of Directors.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2017.

Minneapolis, Minnesota
March 03, 2022

NUWELLIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$24,205	$14,437
Accounts receivable	750	905
Inventories	2,843	2,957
Other current assets	328	237
Total current assets	28,126	18,536
Property, plant and equipment, net	1,188	1,200
Operating lease right-of-use asset	1,082	255
Other assets	21	21
TOTAL ASSETS	$30,417	$20,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,414	$1,097
Accrued compensation	1,664	2,192
Current portion of operating lease liability	167	206
Current portion of finance lease liability	26	24
Other current liabilities	36	66
Total current liabilities	3,307	3,585
Operating lease liability	956	55
Finance lease liability	28	54
Other long-term liability	179	—
Total liabilities	4,470	3,694
Commitments and contingencies

Stockholders’ equity
Series A junior participating preferred stock as of December 31, 2021 and December 31, 2020, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of December 31, 2021 and December 31, 2020, par value $0.0001 per share; authorized 127 shares, issued and outstanding 127 shares	—	—
Preferred stock as of December 31, 2021 and December 31, 2020, par value $0.0001 per share; authorized 39,969,873 shares, none outstanding	—	—
Common stock as of December 31, 2021 and December 31, 2020, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 10,537,606 and 2,736,060, respectively	1	—
Additional paid‑in capital	278,873	249,663
Accumulated other comprehensive income:
Foreign currency translation adjustment	(11)	(7)
Accumulated deficit	(252,916)	(233,338)
Total stockholders’ equity	25,947	16,318
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,417	$20,012

See notes to the consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Net sales	$7,921	$7,441
Cost of goods sold	3,430	3,384
Gross profit	4,491	4,057
Operating expenses:
Selling, general and administrative	19,039	17,417
Research and development	4,978	3,668
Total operating expenses	24,017	21,085
Loss from operations	(19,526)	(17,028)
Realized foreign currency translation gain from dissolution of subsidiary	—	1,202
Other income (expense), net	(43)	(1)
Loss before income taxes	(19,569)	(15,827)
Income tax expense	(9)	(9)
Net loss	$(19,578)	$(15,836)

Basic and diluted loss per share	$(2.87)	$(10.67)

Weighted average shares outstanding – basic and diluted	6,852	1,649

Other comprehensive loss:
Realized foreign currency translation gain from dissolution of subsidiary	$—	$(1,202)
Unrealized foreign currency translation adjustment	(4)	(19)
Total comprehensive loss	$(19,582)	$(17,057)

See notes to the consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2019	155,802	$—	$218,278	$1,214	$(217,502)	$1,990
Net loss	—	—	—	—	(15,836)	(15,836)
Realized foreign currency translation gain from dissolution of subsidiary	—	—	—	(1,202)	—	(1,202)
Unrealized foreign currency translation adjustment	—	—	—	(19)	—	(19)
Stock-based compensation, net	—	—	1,349	—	—	1,349
Issuance of common stock, net	1,695,877	—	25,921	—	—	25,921
Exercise of warrants	455,139	—	4,115	—	—	4,115
Conversion of preferred stock into common stock	429,242	—	—	—	—	—
Balance December 31, 2020	2,736,060	$—	$249,663	$(7)	$(233,338)	$16,318
Net loss	—	—	—	—	(19,578)	(19,578)
Unrealized foreign currency translation adjustment	—	—	—	(4)	—	(4)
Stock-based compensation, net	—	—	1,314	—	—	1,314
Issuance of common stock, net	7,801,404	1	27,895	—	—	27,896
Exercise of warrants	142	—	1	—	—	1
Balance December 31, 2021	10,537,606	$1	$278,873	$(11)	$(252,916)	$25,947

See notes to the consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2021	2020
Operating Activities
Net loss	$(19,578)	$(15,836)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	488	376
Stock-based compensation expense, net	1,314	1,349
Loss on disposal of property and equipment	—	40
Realized foreign currency translation gain from dissolution of subsidiary	—	(1,202)
Changes in operating assets and liabilities:
Accounts receivable	155	(106)
Inventory	(143)	(1,420)
Other current assets	(91)	(76)
Other assets and liabilities	186	112
Accounts payable and accrued expenses	(211)	191
Net cash used in operations	(17,880)	(16,572)

Investing activities:
Purchase of property and equipment	(219)	(298)
Proceeds from sale of property and equipment	—	31
Net cash used in investing activities	(219)	(267)

Financing activities:
Proceeds from public stock offerings, net	27,896	25,921
Proceeds from warrant exercises	1	4,115
Payments on finance lease liability	(26)	(20)
Net cash provided by financing activities	27,871	30,016

Effect of exchange rate changes on cash	(4)	(19)
Net increase in cash and cash equivalents	9,768	13,158
Cash and cash equivalents—beginning of year	14,437	1,279
Cash and cash equivalents—end of year	$24,205	$14,437

Supplemental schedule of non-cash activities
Inventory transferred to property, plant and equipment	$257	$260
Equipment acquired through finance lease liability	$—	$98
Operating right-of-use asset recorded as an operating lease liability	$901	$—

Supplemental cash flow information
Cash paid for income taxes	$11	$10

See notes to the consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Nature of Business and Significant Accounting Policies

Nature of Business

Nuwellis, Inc. (the “Company”) is a medical device company focused on developing, manufacturing and commercializing the Aquadex FlexFlow® and Aquadex SmartFlow® systems (collectively, the “Aquadex System”) for ultrafiltration therapy. The Aquadex SmartFlow® system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20kg or more whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with wholly owned subsidiary in Ireland. The Company has been listed on Nasdaq since February 2012.

In August 2016, the Company acquired the business associated with the Aquadex System (the “Aquadex Business”) from a subsidiary of Baxter International, Inc. (“Baxter”), and refocused its strategy to fully devote its resources to the Aquadex Business. On April 27, 2021, the Company announced that it was changing its name from CHF Solutions, Inc. to Nuwellis, Inc. to reflect the expansion of its customer base from treating fluid imbalance resulting from congestive heart failure to also include critical care and pediatrics applications.

Liquidity

The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2021 and 2020, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of December 31, 2021, the Company had an accumulated deficit of $252.9 million and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably.

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

During 2020 and through December 31, 2021, the Company closed on underwritten public equity offerings for aggregate net proceeds of approximately $52.2 million after deducting the underwriting discounts and commissions and other costs associated with the offerings. In addition, during 2021 and 2020 we received approximately $1,300 and $4.1 million, respectively, in proceeds from the exercise of investor warrants. See Note 4—Stockholders’ Equity for additional related disclosure. The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

The Company believes that its existing capital resources will be sufficient to support its operating plan through June 30, 2023. However, the Company may seek to raise additional capital to support its growth or other strategic initiatives through debt, equity or a combination thereof. There can be no assurance we will be successful in raising additional capital.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Nuwellis, Inc. and its wholly-owned subsidiaries, Nuwellis, LLC, Sunshine Heart Company Pty Ltd (through November 2020) and Sunshine Heart Ireland Limited. All intercompany accounts and transactions between consolidated entities have been eliminated. During the year ended December 31, 2020, the Company closed its Australian subsidiary and recognized a gain of $1.2 million on the dissolution of the entity, due to the recognition of previously unrealized foreign currency translation gains.  This subsidiary represented an immaterial portion of our operations, and the dissolution did not represent a strategic shift and therefore, is not presented as a discontinued operation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and term deposits with original maturities of three months or less. The carrying value of these instruments approximate fair value. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Accounts Receivable

Accounts receivables are unsecured, recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts, and it will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of December 31, 2021 or December 31, 2020.  As of December 31, 2021, two customers represented 12% and 11% of the accounts receivable balance.  As of December 31, 2020, no customer represented over 10% of the accounts receivable balance.

Inventories

Inventories are recorded at the lower of cost or net realizable value using the first-in, first-out method.  Overhead is allocated to manufactured finished goods inventory based on the normal capacity of the Company’s production facilities.  Abnormal amounts of overhead, if any, are expensed as incurred.  Inventories consisted of the following as of December 31:

	2021	2020
Finished Goods	$1,409	$1,343
Work in Process	276	342
Raw Materials	1,158	1,272
Total	$2,843	$2,957

Other Current Assets

Other current assets represent prepayments and deposits made by the Company.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed based upon the estimated useful life of the respective asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Repairs and maintenance cost is expensed as incurred. The cost and accumulated depreciation of property, plant and equipment retired, or otherwise disposed of is removed from the related accounts, and any residual values are charged to expense. Depreciation expense has been calculated using the following estimated useful lives:

Production Equipment	3-7 years
Office Furniture and Fixtures	3-5 years
Computer Software and Equipment	3-4 years
Loaners and demo equipment	1-5 years
Leasehold improvements	3-5 years

Depreciation expense was $488,000 and $376,000 for the years ended December 31, 2021 and 2020, respectively.

Property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the impairment tests indicate that the carrying value of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, further analysis is performed to determine the fair value of the asset or asset group. To the extent the fair value of the asset or asset group is less than its carrying value, an impairment loss is recognized equal to the amount the fair value of the asset or asset group is exceeded by its carrying amount. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets or asset groups, and accordingly, actual results could vary significantly from such estimates.

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to fair value the asset group. The Company has determined the fair value of the asset group using expected cash flows associated with its loaner units by considering sales prices for similar assets and by estimating future discounted cash flows expected from the units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. For the operating lease right-of-use asset the Company compared its carrying value to an estimated fair market value calculated as its occupancy percentage based off of the most recent property tax statement. Because the Company consists of one asset group, consideration is also given to the relationship between the Company’s market capitalization and its carrying value to further support the Company’s determination of fair value. There have been no impairment losses recognized for the years ended December 31, 2021 or 2020.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, for additional disclosures. For the years ended December 31, 2021, two customers represented 12.3% and 10.7% of net sales. For the years ended December 31, 2020, one customer represented 10.5% of net sales.

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

Stock-Based Compensation

The Company recognizes all share-based payments to employees, directors and consultants, including grants of stock options and common stock awards in the consolidated statement of operations and comprehensive loss as an operating expense based on their fair values as established at the grant date. Equity instruments issued to non-employees include common stock awards or warrants to purchase shares of our common stock. These common stock awards or warrants are either fully vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of fully vested awards at the time of grant, and of unvested awards over the period in which the related services are received

The Company computes the estimated fair values of stock options and warrants using the Black-Scholes option pricing model and market-based warrants using a Monte Carlo valuation model. Market price at the date of grant is used to calculate the fair value of restricted stock units and common stock awards.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures except for market-based warrants which are expensed based on the grant date fair value regardless of whether the award vests. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 5—Stock-Based Compensation, for further information regarding the assumptions used to calculate the fair value of stock-based compensation.

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

Loss per share

Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the year ended December 31, 2021, includes a deemed dividend of $75,000 that resulted from the change in the exercise price of warrants as a result of the March 2021 and September 2021 offerings. The net loss allocable to common stockholders for the year ended December 31, 2020, reflects a $1.8 million increase for the net deemed dividend to preferred stockholders provided in connection with the close of the public offering of Series H Convertible Preferred Stock on January 28, 2020. This net deemed dividend includes $0.2 million that resulted from the subsequent reduction in the exercise of price of the warrants as a result of the March 2020 offering (see Note 4—Stockholders’ Equity).

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each year presented:

	December 31,
	2021	2020
Stock options	754,525	16,889
Warrants to purchase common stock	1,631,798	1,631,948
Series F convertible preferred stock	50,800	14,224
Total	2,437,123	1,663,061

The following table reconciles reported net loss with reported net loss per share for the years ended December 31:

(in thousands, except per share amounts)	2021	2020
Net loss	$(19,578)	$(15,836)
Deemed dividend to preferred stockholders (see Note 4)	(75)	(1,757)
Net loss after deemed dividend	(19,653)	(17,593)
Weighted average shares outstanding	6,852	1,649
Basic and diluted loss per share	$(2.87)	$(10.67)

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

Note 2 – Revenue Recognition

Net Sales

The Company sells its products in the United States primarily through a direct sales force. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Brazil, Czech Republic, Germany, Greece, Hong Kong, India, Israel, Italy, Romania, Singapore, Slovakia, Spain, Switzerland, Thailand, United Arab Emirates, and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies.

Revenue from product sales is recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery. Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers which are recognized over time. This revenue represents less than 1% of net sales for each of the years ended December 31, 2021 and 2020. The unfulfilled performance obligations related to these extended service plans is included in deferred revenue, which is included in other current liabilities on the consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3—Property, Plant and Equipment

Property, plant and equipment were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Production Equipment	$1,321	$1,201
Loaners and Demo Equipment	1,364	1,073
Computer Software and Equipment	714	691
Office Furniture & Fixtures	364	364
Leasehold Improvements	245	242
Total	4,008	3,571
Accumulated Depreciation	(2,820)	(2,371)
	$1,188	$1,200

Note 4—Stockholders’ Equity

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

Effective March 12, 2019, the conversion price of the Series F convertible preferred stock was reduced from $890.40 to $157.50, the per share price to the public of the Series G convertible preferred stock issued in the March 2019 Offering.  Effective October 25, 2019, the conversion price of the Series F convertible preferred stock was reduced from $157.50 to $42.30, and on November 6, 2019, from $42.30 to $29.83, the per share price to the public in the October and November 2019 transactions, respectively.  Effective January 28, 2020, the conversion price of the Series F convertible preferred stock was reduced from $29.83 to $16.50, the per share price to the public of the Series H convertible preferred stock which closed in an underwritten public offering on January 28, 2020, described below. Effective March 23, 2020, the conversion price of the Series F convertible preferred stock was reduced from $16.50 to $9.00, the per share price to the public in the March 2020 transaction, described below. In connection with the September 2021 offering, the conversion price of the Series F convertible preferred stock was reduced from $5.50 to $2.50, the per share price to the public in the September 2021 offering, described below.

As of December 31, 2021, and December 31, 2020, 127 shares of the Series F convertible preferred stock remained outstanding.

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

March 2020 Offering: On March 23, 2020, the Company closed on a registered direct offering of 138,715 shares of its common stock at a price to the public of $9.00 per share, for gross proceeds of approximately $1.2 million, or $1.0 million net after deducting commissions and offering expenses payable by Nuwellis. In a concurrent private placement, the Company agreed to issue to the investors in the registered direct offering warrants to purchase up to 138,715 shares of the Company’s common stock. The warrants to purchase up to 138,715 shares of common stock have an exercise price of $11.18 per share, were exercisable six months from the date of issuance, and will expire five and a half years from the date of issuance.

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

September 2021 Offering: On September 17, 2021, the Company closed on an underwritten public offering of 4,005,588 shares of common stock, for gross proceeds of approximately $10.0 million (the “September 2021 Offering”).  Net proceeds totaled approximately $9.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

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

Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services.  The warrant represents the right to acquire up to 3,334 shares of the Company’s common stock at an exercise price of $95.40 per share, the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time.  The warrant expires on May 30, 2024. The warrant was valued at $57.90 per share using the Monte Carlo valuation methodology and was expensed over the term of the consulting engagement which was twelve months.  Significant inputs used for the Monte Carlo valuation were the expected stock price volatility of 136.21%, and management’s expectations regarding the timing of regulatory clearance for an expanded label in pediatrics.  None of these warrants had vested as of December 31, 2021.

Reverse Stock Split: On October 6, 2020, the Company’s stockholders approved a reverse split of its outstanding common stock at a ratio in the range of 1-for-5 to 1-for-30 and, on October 9, 2020, the board of directors approved a 1-for-30 reverse split of the Company’s outstanding common stock that became effective after trading on October 16, 2020. This reverse stock split did not change the par value of the Company’s common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended. All share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Note 5— Stock-Based Compensation

Stock Options and Restricted Stock Awards

The Company has various share-based compensation plans, including the Third Amended and Restated 2017 Equity Incentive Plan, the 2013 Non-Employee Directors’ Equity Incentive Plan and the 2021 Inducement Plan (collectively, the “Plans”).  The Plans are designed to assist in attracting, motivating and retaining employees and directors and to recognize the importance of employees to the long-term performance and success of the Company. The Company has also granted stock options to certain non-employees outside of the Plans.

The Company recognized stock-based compensation expense related to grants of stock options and common stock awards to employees, directors and consultants of $1.3 million, and $1.3 million during the years ended December 31, 2021 and 2020, respectively. The following table summarizes the stock-based compensation expense which was recognized in the consolidated statements of operations for the years ended December 31,

(Dollars in thousands)	2021	2020
Selling, general and administrative	$1,171	$1,252
Research and development	143	97
Total	$1,314	$1,349

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

Stock Options: The following is a summary of the Plans’ stock option activity during the years ended December 31:

	2021		2020
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	16,889	$405.34	13,471	$515.33
Granted	912,999	4.46	5,542	10.03
Exercised	—	—	—	—
Forfeited/expired	(175,363)	27.76	(2,124)	71.51
Outstanding at December 31	754,525	$8.00	16,889	$405.34
Vested at December 31	43,691	$64.16	7,254	$697.37

For options outstanding and vested at December 31, 2021, the weighted average remaining contractual life was 9.38 years and 9.09 years, respectively. There were no option exercises in 2021 or 2020. The total fair value of options that vested in 2021 and 2020 was $0.7 million, and $1.7 million, respectively, at the fair value of the options as of the date of grant.

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

The following table provides the weighted average assumptions used in the Black-Scholes option pricing model for the years ended December 31:

	2021	2020
Expected dividend yield	0%	0%
Risk-free interest rate	1.19%	0.65%
Expected volatility	131.03%	127.87%
Expected life (in years)	6.21	5.91

The weighted-average fair value of stock options granted in 2021 and 2020 was $3.98 and $8.79, respectively. As of December 31, 2021, the total compensation cost related to all non-vested stock option awards not yet recognized was approximately $2.4 million and is expected to be recognized over the remaining weighted-average period of 3.19 years.

Warrants: Warrants to purchase 1,631,798 and 1,631,948 shares of common stock were outstanding on December 31, 2021 and 2020, respectively.  As of December 31, 2021, warrants outstanding were exercisable at prices ranging from $2.50 to $41,916 per share, and are exercisable over a period ranging from 3 months to 3.85 years.

Note 6—Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and warrants.

Pursuant to the requirements of ASC Topic 820 “Fair Value Measurement,” the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

●	Level 1 - Financial instruments with unadjusted quoted prices listed on active market exchanges.

●
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

●
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

All cash equivalents are considered Level 1 measurements for all periods presented. The Company does not have any financial instruments classified as Level 2 or Level 3 and there were no movements between these categories as of December 31, 2021 and December 31, 2020. The Company believes that the carrying amounts of all remaining financial instruments approximate their fair value due to their relatively short maturities.

Note 7—Income Taxes

Domestic and foreign income (loss) before income taxes, consists of the following for the years ended December 31:

(in thousands)	2021	2020
Domestic	$(19,606)	$(15,865)
Foreign	37	38
Loss before income taxes	$(19,569)	$(15,827)

The components of income tax expense consist of the following for the years ended December 31:

(in thousands)	2021	2020
Current:
United States and state	$—	$—
Foreign, net	(9)	(9)
Deferred:
United States and state	—	—
Foreign	—	—
Total income tax expense	$(9)	$(9)

Actual income tax expense differs from statutory federal income tax expense as follows for the years ended December 31:

(in thousands)	2021	2020
Statutory federal income tax benefit	$4,109	$3,324
State tax benefit, net of federal taxes	560	94
Foreign tax	(1)	(1)
Foreign deferred exchange rate adjustments	—	1,027
Dissolution of foreign subsidiary	—	(11,401)
Nondeductible/nontaxable items	(220)	34
Other	406	(255)
Valuation allowance (increase) decrease	(4,863)	7,169
Total income tax expense	$(9)	$(9)

Deferred taxes consist of the following as of December 31:

(in thousands)	2021	2020
Deferred tax assets:
Noncurrent:
Accrued leave	$59	$61
Stock based compensation	368	293
Net operating loss carryforward	42,363	37,665
Other	131	11
Intangibles	723	751
R&D credit carryforward	531	531
Total deferred tax assets	44,175	39,312
Less: valuation allowance	(44,175)	(39,312)
Total	$—	$—

As of December 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $186.4 million and state NOL carryforwards of $44.4 million. Approximately $120.1 million of federal NOL carryforwards will expire between 2025 and 2038. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated after 2017 of approximately $66.3 million do not expire.  The expiration of state NOL carryforwards will vary by jurisdiction. In addition, future utilization of NOL carryforwards in the U.S. may be subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2020, the Company no longer has tax loss carryforwards in the Commonwealth of Australia due to the dissolution of the subsidiary in November 2020.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance for U.S. and foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements. For the years ended December 31, 2021, and 2020, the valuation allowance increased by $4.9 million and decreased by $7.2 million, respectively.  The current year increase was primarily due to the Federal and state net operating losses generated.

During 2018, 2019, 2020 and 2021, the Company believes it experienced an ownership change as defined in Section 382 of the Internal Revenue Code which will limit the ability to utilize the Company’s net operating losses (NOLs). The Company may have experienced additional ownership changes in earlier years further limiting the NOL carry-forwards that may be utilized. The Company has not yet completed a formal Section 382 analysis. The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.

The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no material uncertain tax positions as of December 31, 2021 or 2020.

The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  At December 31, 2021 and 2020, the Company recorded no accrued interest or penalties related to uncertain tax positions.

The tax years ended December 31, 2018 through December 31, 2021 remain open to examination by the Internal Revenue Service and for the various states where the Company is subject to taxation. Additionally, the returns of the Company’s Australian (through November 2020) and Irish subsidiaries are subject to examination by tax authorities of those jurisdictions for the tax years ended and subsequent to June 30, 2016 and December 31, 2016, respectively.

Note 8—Operating Leases

The Company leases a 23,000 square foot facility located in Eden Prairie, Minnesota for office and manufacturing space under a non-cancelable operating lease that expires in March 2027. In November 2021, the Company entered into a fourth amendment to the lease, extending the term of the lease from March 31, 2022 to March 31, 2027. This facility serves as our corporate headquarters and houses substantially all our functional areas. Monthly rent and common area maintenance charges, including estimated property tax for our headquarters total approximately $29,000.  The lease contains provisions for annual inflationary adjustments.  Rent expense is being recorded on a straight-line basis over the term of the lease. Beginning on April 1, 2022, the annual base rent is $10.50 per square foot, subject to annual increases of $0.32 to $0.34 per square foot.

The cost components of the Company’s operating lease were as follows for the year ended December 31:

(in thousands)
	2021	2020
Operating lease cost	$219	$213
Variable lease cost	123	114
Total	$342	$327

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased office and manufacturing space.

Maturities of our lease liability for the Company’s operating lease are as follows as of December 31:

(in thousands)	2021
2022	$213
2023	249
2024	257
2025	264
2026	272
2027	69
Total lease payments	1,324
Less: Interest	(201)
Present value of lease liability	$1,123

As of December 31, 2021, and 2020, the remaining lease terms were 5.25 and 1.25 years, respectively, and discount rates were 7.5% for each year. For the years ended December 31, 2021, and 2020, the operating cash outflows from the Company’s operating lease for office and manufacturing space were $219,000 and $213,000, respectively.

Note 9—Finance Lease Liability

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

Note 10—Commitments and Contingencies

Employee Retirement Plan

The Company has a 401(k)-profit sharing plan that provides a retirement benefit to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations, with the Company matching a portion of the employee’s contributions at the discretion of the Company. Matching contributions totaled $293,000 and $234,000 for the years ended December 31, 2021 and 2020, respectively.

Non-refundable Technology License Fee

On June 24, 2021, the Company entered into a research and development collaboration agreement with Koronis Biomedical Corporation (KBT) to design and develop an integrated continuous renal replacement therapy device.  This agreement became effective on August 5, 2021, when KBT received approval of a $1.7 million grant from the National Institutes of Health (NIH) to support this project.  As part of this agreement, the Company will pay KBT a non-refundable technology license fee of $428,160, payable in twelve equal monthly installments commencing on June 1, 2022.  The Company has recorded a liability for the non-refundable technology license fee with $249,760 included in Current Accounts Payable and $178,400 included in Other Long-term Liabilities.  The full amount of $428,160 was expensed and included in the Research and Development Expense line for the year ended December 31, 2021.

Note 11—Related Party Transactions

There were no related party transactions requiring disclosure during the year ended December 31, 2021 and 2020.

Note 12—Segment and Geographic Information

The Company has one reportable segment, fluid management.

At December 31, 2021 and 2020, long-lived assets were located primarily in the United States.

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

As of December 31, 2021, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2022 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal 1 — Election of Directors,” “Board Matters — Board Committees,” “Board Matters — Corporate Governance,” “Executive Officers” and “Additional Matters — Delinquent Section 16(a) Reports.”

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

The information required by this item is set forth under the following captions in the Proxy Statement, all of which is incorporated herein by reference: “Proposal 1 — Election of Directors — Director Independence” and “Certain Relationships and Related Person Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is set forth under the following captions in the Proxy Statement, all of which is incorporated herein by reference: “Audit Committee Matters.”

PART IV

Item 15.	Exhibits, and Financial Statement Schedules.

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)	Financial Statements: The financial statements filed as part of this report are listed in Part II, Item 8.

(b)	Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(c)	Exhibits: The following exhibits are incorporated by reference or filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Asset Purchase Agreement between Sunshine Heart, Inc. and Gambro UF Solutions, Inc. dated August 5, 2016	8-K	001-35312	August 8, 2016	2.1

3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.7	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Second Amended and Restated Bylaws	8-K	001-35312	April 27, 2021	3.2

3.9	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-35312	June 14, 2013	3.1

3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	001-35312	March 13, 2019	3.1

3.12	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock	8-K	001-35312	January 29, 2020	3.1

4.1	Warrant to Purchase Stock, dated February 18, 2015, issued to Silicon Valley Bank	8-K	001-35312	February 19, 2015	4.1

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

4.2	Warrant to Purchase Stock, dated February 18, 2015, issued to Life Science Loans, LLC	8-K	001-35312	February 19, 2015	4.2

4.3	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated July 20, 2016, among the Company and the purchasers signatory thereto	8-K	001-35312	July 22, 2016	4.2

4.4	Form of common stock Purchase Warrant issued to Northland Securities, Inc.	8-K	001-35312	July 22, 2016	4.3

4.5	Registration Rights Agreement between Sunshine Heart, Inc. and Gambro UF Solutions, Inc. dated August 5, 2016	8-K	001-35312	August 8, 2016	4.1

4.6	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated October 30, 2016, among the Company and the purchasers signatory thereto	8-K	001-35312	October 31, 2016	4.1

4.7	Form of common stock Purchase Warrant issued pursuant to the Letter Agreement between the Company and the purchasers signatory thereto, dated February 15, 2017	8-K	001-35312	February 16, 2017	4.1

4.8	Form of common stock Purchase Warrant issued pursuant to the Underwriting Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated April 19, 2017	S-1/A	333-216841	April 4, 2017	4.8

4.9	Form of Warrant to purchase shares of common stock	S-1/A	333-221010	November 17, 2017	4.9

4.10	Form of Series 1 and Series 2 Warrant to Purchase Shares of Common Stock	S-1/A	333-209102	February 25, 2019	4.10

4.11	Common Stock Purchase Warrant, dated May 30, 2019, between the Company and Redington, Inc.	10-Q	001-35312	August 8, 2019	4.1

4.12	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated October 23, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	October 23, 2019	4.1

4.13	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated November 4, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	November 4, 2019	4.1

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

4.14	Form of common stock Pre-Funded Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated November 4, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	November 4, 2019	4.2

4.15	Form of Common Stock Purchase Warrant	S-1/A	333-235385	January 23, 2020	4.15

4.16	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated March 19, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 20, 2020	4.1

4.17	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated March 30, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 30, 2020	4.1

4.18	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated May 1, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	May 4, 2020	4.1

4.19	Form of Warrant to Purchase Shares of Common Stock	S-1/A	333-24145	August 17, 2020	4.19

4.20	Description of Securities					X

10.1	Patent License Agreement between Sunshine Heart, Inc. and Gambro UF Solutions, Inc. dated August 5, 2016	8-K	001-35312	August 8, 2016	10.1

10.2	Loan and Security Agreement between Sunshine Heart, Inc. and Silicon Valley Bank dated August 5, 2016	8-K	001-35312	August 8, 2016	10.2

10.3	Amended and Restated 2002 Stock Plan†	10	001-35312	December 16, 2011	10.2

10.4	Form of Notice of Stock Option Grant and Option Agreement for Amended and Restated 2002 Stock Plan†	10	001-35312	September 30, 2011	10.3

10.5	Second Amended and Restated 2011 Equity Incentive Plan, as amended†	14A	001-35312	July 27, 2012	App. A

10.6	Form of Stock Option Grant Notice and Option Agreement for 2011 Equity Incentive Plan†	10	001-35312	September 30, 2011	10.5

10.7	Form of Stock Option Grant Notice and Option Agreement (Senior Management) for 2011 Equity Incentive Plan†	10	001-35312	September 30, 2011	10.6

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.8	Form of Stock Option Grant Notice and Option Agreement (Director) for 2011 Equity Incentive Plan†	8-K	001-35312	September 18, 2012	10.1

10.9	Form of Stock Grant Notice and Award Agreement for 2011 Equity Incentive Plan†	8-K	001-35312	September 10, 2013	10.1

10.10	Form of Restricted Stock Unit Grant Notice and Agreement for 2011 Equity Incentive Plan†	8-K	001-35312	September 10, 2013	10.2

10.11	2013 Non-Employee Directors’ Equity Incentive Plan†	14A	001-35312	April 5, 2013	App. A

10.12	Form of Stock Option Grant Notice and Option Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	May 29, 2013	10.2

10.13	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	March 20, 2015	10.11

10.14	New-Hire Equity Incentive Plan†	10-Q	001-35312	August 8, 2013	10.1

10.15	First Amendment to New-Hire Equity Incentive Plan†	10-Q	001-35312	November 12, 2013	10.1

10.16	Second Amendment to New-Hire Equity Incentive Plan†	S-8	333-202904	March 20, 2015	99.12

10.17	Third Amendment to New-Hire Equity Incentive Plan†	S-8	333-210215	March 15, 2016	99.13

10.18	Fourth Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.4

10.19	Fifth Amendment to New-Hire Equity Incentive Plan	8-K	001-35312	January 18, 2018	10.1

10.20	Sixth Amendment to New-Hire Equity Incentive Plan†	10-Q	001-35312	August 8, 2019	10.2

10.21	Seventh Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	December 6, 2019	10.1

10.22	Eighth Amendment to New-Hire Equity Incentive Plan†	8-K/A	001-35312	February 25, 2021	10.1

10.23	Form of Stock Option Grant Notice and Option Agreement for New-Hire Equity Incentive Plan	10-Q	001-35312	November 12, 2013	10.2

10.24	2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.1

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.25	First Amendment to the 2017 Equity Incentive Plan†	14A	001-35312	September 11, 2020	App. A

10.26	Form of Stock Option Grant Notice and Option Agreement for 2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.2

10.27	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for 2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.3

10.28	Nuwellis, Inc. 2021 Inducement Plan†	8-K	001-35312	May 20, 2021	10.1

10.29	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Nuwellis, Inc. 2021 Inducement Plan†	8-K	001-35312	May 20, 2021	10.2

10.30	Form of Indemnity Agreement for the Company’s executive officers and directors†	10	001-35312	September 30, 2011	10.1

10.31	Form of Change in Control Agreement for the Company’s executive officers†	10-K	001-35312	March 20, 2015	10.16

10.32	Non-Employee Director Compensation Policy (effective August 18, 2021)†	10-Q	001-35312	November 10, 2021	10.2

10.33	Lease Agreement dated October 21, 2011 by and between the Company and Silver Prairie Crossroads, LLC	10	001-35312	December 16, 2011	10.18

10.34	Second Amendment to Lease, dated as of April 20, 2015, by and between the Company and Capital Partners Industrial Fund I, LLLP dba Prairie Crossroads Business Center	8-K	001-35312	April 23, 2015	10.1

10.35	Third Amendment to Lease, dated as of August 3, 2018, by and between the Company and Capital Partners Industrial Fund I, LLLP	10-Q	001-35312	November 7, 2018	10.2

10.36	Fourth Amendment to Lease, dated as of November 18, 2021, by and between the Company and Capital Partners Industrial Fund I, LLLP	8-K	001-35312	November 23, 2021	10.1

10.37	Executive Employment Agreement between Sunshine Heart, Inc. and John L. Erb, dated March 1, 2016†	8-K	001-35312	March 2, 2016	10.1

10.38	Letter Agreement dated February 15, 2017 among the Company, Sabby Volatility Warrant Master Fund, Ltd. and Sabby Healthcare Master Fund, Ltd.	8-K	003-35312	February 16, 2017	10.1

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.39	Warrant Agency Agreement between the Company and American Stock Transfer & Trust Company, LLC dated April 24, 2017	8-K	001-35312	April 25, 2017	10.1

10.40	Warrant Agency Agreement, by and between the Company and American Stock Transfer & Trust Company, LLC dated November 27, 2017	8-K	001-35312	November 28, 2017	10.1

10.41	Form of Warrant Reprice Agreement	8-K	001-35312	June 29, 2018	10.1

10.42	Consulting Agreement, dated as of January 28, 2019, between the Company and Steve Brandt†	10-K	001-35312	February 21, 2019	10.44

10.43	Warrant Agency Agreement, dated as of March 12, 2019, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	March 13, 2019	4.2

10.44	Underwriting Agreement, dated as of March 8, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 13, 2019	1.1

10.45	Form of Employee Proprietary Information, Inventions Assignment and Non-Competition Agreement for the Company’s employees, including executive officers†	10-Q	001-35312	May, 9, 2019	10.3

10.46	Offer Letter, by and between the Company and Nestor Jaramillo, dated April 12, 2019†	10-Q	001-35312	May 9, 2019	10.5

10.47	Placement Agency Agreement, dated as of October 23, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	October 23, 2019	1.1

10.48	Form of Securities Purchase Agreement, dated as of October 23, 2019, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	October 23, 2019	10.1

10.49	Placement Agency Agreement, dated as of November 4, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	November 4, 2019	1.1

10.50	Form of Securities Purchase Agreement, dated as of November 4, 2019, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	November 4, 2019	10.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.51	Underwriting Agreement dated as of January 24, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	January 29, 2020	1.1

10.52	Warrant Agency Agreement, dated as of January 28, 2020, between the Company and American Stock Transfer & Trust Company, LLC.	8-K	001-35312	January 29, 2020	4.2

10.53	Placement Agency Agreement, dated as of March 19, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 20, 2020	1.1

10.54	Form of Securities Purchase Agreement, dated as of March 19, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 20, 2020	10.1

10.55	Placement Agency Agreement, dated as of March 30, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 30, 2020	1.1

10.56	Form of Securities Purchase Agreement, dated as of March 30, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 30, 2020	10.1

10.57	Placement Agency Agreement, dated as of May 1, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	May 4, 2020	1.1

10.58	Form of Securities Purchase Agreement, dated as of May 1, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	May 4, 2020	10.1

10.59	Lock-Up and Voting Agreement	S-1/A	333-24145	August 17, 2020	4.2

10.60	Underwriting Agreement, dated as of August 19, 2020, by and between the Company and Ladenburg Thalman & Co. Inc.	8-K	001-35312	August 21, 2020	1.1

10.61	Warrant Agency Agreement, dated as of August 21, 2020, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	August 21, 2020	4.2

10.62	Executive Employment Agreement, dated January 16, 2021, by and between the Company and Nestor Jaramillo, Jr. †	8-K	001-35312	January 19, 2021	10.1

10.63	Executive Employment Agreement, dated January 16, 2021, by and between the Company and John L. Erb†	8-K	001-35312	January 19, 2021	10.2

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.64	Underwriting Agreement, dated March 17, 2021, between the Company and Ladenburg Thalmann & Co., Inc. as the Representative of the several underwriters named in Schedule I thereto	8-K	001-35312	March 17, 2021	1.1

10.65	Offer Letter by and between the Company and George Montague, effective as of June 28, 2021†	8-K	001-35312	June 22, 2021	10.1

10.66	Offer letter by and between the Company and Neil P. Ayotte, effective as of June 7, 2021†	10-Q	001-35312	August 12, 2021	10.4

10.67	Underwriting Agreement dated September 15, 2021, between the Company and Ladenburg Thalmann & Co. Inc., as the Representative of the several underwriters named in Schedule I thereto.	8-K	001-35312	September 17, 2021	1.1

21	List of Subsidiaries					X

23	Consent of Baker Tilly US, LLP					X

24	Power of Attorney (included on signature page)					X

31.1	Section 302 Certification—CEO					X

31.2	Section 302 Certification—CFO					X

32.1	Section 906 Certification—CEO					X

32.2	Section 906 Certification — CFO					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Indicates management compensatory plan, contract or arrangement.

* Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16.	Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2022	NUWELLIS, INC.

	By:	/S/ NESTOR JARAMILLO
Nestor Jaramillo
President and Chief Executive Officer

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoints Nestor Jaramillo and George Montague as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the SEC, and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NESTOR JARAMILLO	President, Chief Executive Officer and Director	March 3, 2022
Nestor Jaramillo	(principal executive officer)

/S/ GEORGE MONTAGUE	Chief Financial Officer	March 3, 2022
George Montague	(principal financial and accounting officer)

/S/ JOHN L. ERB	Chairman of the Board and Director	March 3, 2022
John L. Erb

/S/ STEVEN BRANDT	Director	March 3, 2022
Steven Brandt

/S/ MARIA ROSA COSTANZO	Director	March 3, 2022
Maria Rosa Costanzo

/S/ JON W. SALVESON	Director	March 3, 2022
Jon W. Salveson

/S/ GREGORY D. WALLER	Director	March 3, 2022
Gregory D. Waller

/S/ WARREN S. WATSON	Director	March 3, 2022
Warren S. Watson