Form 10-Q
period 2022-06-30
Nuwellis, Inc.
filed 2022-08-11
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 5, 2022 was 10,537,606

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$15,345	$24,205
Accounts receivable	1,313	750
Inventories	3,010	2,843
Other current assets	252	328
Total current assets	19,920	28,126
Property, plant and equipment, net	1,063	1,188
Operating lease right-of-use asset	994	1,082
Other assets	21	21
TOTAL ASSETS	$21,998	$30,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,550	$1,414
Accrued compensation	1,633	1,664
Current portion of operating lease liability	186	167
Current portion of finance lease liability	27	26
Other current liabilities	63	36
Total current liabilities	3,459	3,307
Operating lease liability	860	956
Finance lease liability	15	28
Other long-term liability	—	179
Total liabilities	4,334	4,470

Commitments and contingencies

Stockholders’ equity
Series A junior participating preferred stock as of June 30, 2022 and December 31, 2021, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of both June 30, 2022 and December 31, 2021, par value $0.0001 per share; authorized 127 shares, issued and outstanding 127 shares	—	—
Preferred stock as of both June 30, 2022 and December 31, 2021, par value $0.0001 per share; authorized 39,969,873 shares, none outstanding	—	—
Common stock as of June 30, 2022 and December 31, 2021, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 10,537,606 shares	1	1
Additional paid-in capital	279,350	278,873
Accumulated other comprehensive income:
Foreign currency translation adjustment	(12)	(11)
Accumulated deficit	(261,675)	(252,916)
Total stockholders’ equity	17,664	25,947
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,998	$30,417

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$2,213	$2,508	$4,139	$4,426
Cost of goods sold	1,150	997	1,974	1,949
Gross profit	1,063	1,511	2,165	2,477
Operating expenses:
Selling, general and administrative	4,257	5,063	8,669	10,300
Research and development	1,107	1,174	2,213	2,121
Total operating expenses	5,364	6,237	10,882	12,421
Loss from operations	(4,301)	(4,726)	(8,717)	(9,944)
Other income (expense), net	17	(2)	(38)	(3)
Loss before income taxes	(4,284)	(4,728)	(8,755)	(9,947)
Income tax expense	(2)	(3)	(4)	(5)
Net loss	$(4,286)	$(4,731)	$(8,759)	$(9,952)

Basic and diluted loss per share	$(0.41)	$(0.72)	$(0.83)	$(2.04)

Weighted average shares outstanding – basic and diluted	10,538	6,532	10,538	4,887

Other comprehensive loss:
Foreign currency translation adjustments	$1	$—	$(1)	$(3)
Total comprehensive loss	$(4,285)	$(4,731)	$(8,760)	$(9,955)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2020	2,736,060	$—	$249,663	$(7)	$(233,338)	$16,318
Net loss	—	—	—	—	(5,221)	(5,221)
Unrealized foreign currency translation adjustment	—	—	—	(3)	—	(3)
Stock-based compensation, net	—	—	355	—	—	355
Issuance of common, net	3,795,816	—	18,902	—	—	18,902
Exercise of warrants	66	—	1	—	—	1
Balance March 31, 2021	6,531,942	$—	$268,921	$(10)	$(238,559)	$30,352
Net loss	—	—	—	—	(4,731)	(4,731)
Foreign currency translation adjustment	—	—	—	—	—	—
Stock-based compensation, net	—	—	381	—	—	381
Issuance costs related to common stock offerings	—	—	(6)	—	—	(6)
Exercise of warrants	76	—	—	—	—	—
Balance June 30, 2021	6,532,018	$—	$269,296	$(10)	$(243,290)	$25,996

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2021	10,537,606	$1	$278,873	$(11)	$(252,916)	$25,947
Net loss	—	—	—	—	(4,473)	(4,473)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation, net	—	—	241	—	—	241
Balance March 31, 2022	10,537,606	$1	$279,114	$(13)	$(257,389)	$21,713
Net loss	—	—	—	—	(4,286)	(4,286)
Unrealized foreign currency translation adjustment	—	—	—	1	—	1
Stock-based compensation, net	—	—	236	—	—	236
Balance June 30, 2022	10,537,606	$1	$279,350	$(12)	$(261,675)	$17,664

See notes to the condensed consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Six months ended June 30,
	2022	2021
Operating Activities:
Net loss	$(8,759)	$(9,952)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	206	256
Stock-based compensation expense, net	477	736
Changes in operating assets and liabilities:
Accounts receivable	(563)	(272)
Inventory	(167)	122
Other current assets	76	(176)
Other assets and liabilities	(152)	9
Accounts payable and accrued expenses	117	75
Net cash used in operating activities	(8,765)	(9,202)

Investing Activities:
Purchases of property and equipment	(81)	(137)
Net cash used in investing activities	(81)	(137)

Financing Activities:
Proceeds from public stock offerings, net	—	18,896
Proceeds from warrant exercises	—	1
Payments on finance lease liability	(13)	(14)
Net cash provided (used in) by financing activities	(13)	18,883

Effect of exchange rate changes on cash	(1)	(3)
Net increase (decrease) in cash and cash equivalents	(8,860)	9,541
Cash and cash equivalents - beginning of period	24,205	14,437
Cash and cash equivalents - end of period	$15,345	$23,978

Supplemental cash flow information
Inventory transferred to property, plant and equipment	$—	$179

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: Nuwellis, Inc. (the “Company”) is a medical device company focused on developing, manufacturing and commercializing the Aquadex FlexFlow® and Aquadex SmartFlow® systems (collectively, the “Aquadex System”) for ultrafiltration therapy. The Aquadex System is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20kg or more whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with a wholly owned subsidiary in Ireland. The Company’s common stock began trading on the Nasdaq Stock Market in February 2012.

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

Principles of Consolidation: The accompanying condensed consolidated balance sheet as of June 30, 2022, which has been derived from the consolidated audited financial statements and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in the audited annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive loss, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2021, and 2020 and through June 30, 2022, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2022, the Company had an accumulated deficit of $261.7 million and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

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

During 2021, the Company closed on underwritten public equity offerings for aggregate net proceeds of approximately $27.9 million after deducting the underwriting discounts and commissions and other costs associated with the offerings. In addition, during 2021 we received approximately $1,300 in proceeds from the exercise of investor warrants. See Note 3—Stockholders’ Equity for additional related disclosure. The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should warrant exercises not materialize or future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

The Company believes that its existing capital resources will be sufficient to support its operating plan through June 30, 2023. However, the Company may seek to raise additional capital to support its growth or other strategic initiatives through debt, equity or a combination thereof. There can be no assurance the Company will be successful in raising additional capital.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers.  Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition below for additional disclosures.  For the three months ended June 30, 2022, three customers represented 14%, 13% and 10% of net sales.  For the six months ended June 30, 2022, two customers each represented 14% and 12% of net sales. For the three months ended June 30, 2021, no customer represented over 10% of net sales.  For the six months ended June 30, 2021, two customers each represented 11% of net sales.

Accounts Receivable: Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of June 30, 2022, or December 31, 2021.  As of June, 30, 2022, two customers represented 19% and 16% of the accounts receivable balance.  As of December 31, 2021, two customers represented 12% and 11% of the accounts receivable balance.

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

(in thousands)	June 30, 2022	December 31, 2021
Finished Goods	$1,196	$1,409
Work in Process	172	276
Raw Materials	1,642	1,158
Total	$3,010	$2,843

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2022	2021

Stock options	1,197,892	812,561
Warrants to purchase common stock	1,630,627	1,631,806
Series F convertible preferred stock	50,800	23,114
Total	2,879,319	2,467,481

The following table reconciles reported net loss with reported net loss per share for each of the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(in thousands, except per share amounts)
Net loss	$(4,286)	$(4,731)	$(8,759)	$(9,952)
Deemed dividend to preferred shareholders (see note 3)	—	—	—	(33)
Net loss after deemed dividend	(4,286)	(4,731)	(8,759)	(9,985)
Weighted average shares outstanding	10,538	6,532	10,538	4,887
Basic and diluted loss per share	$(0.41)	$(0.72)	$(0.83)	$(2.04)

Subsequent events: The Company evaluates events through the date the condensed consolidated financial statements are filed for events requiring adjustment to or disclosure in the consolidated financial statements.

Note 2 – Revenue Recognition

Net Sales: The Company sells its products in the United States primarily through a direct sales force. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Brazil, Columbia, The Czech Republic, Germany, Greece, Hong Kong, India, Israel, Italy, Panama, Romania, Singapore, Slovakia, Spain, Switzerland, Thailand, United Arab Emirates, and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies.

Revenue from product sales is recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers whose related revenue is recognized over time. This revenue represents less than 1% of net sales for the three and six months ended June 30, 2022, and 2021. The unfulfilled performance obligations related to these extended service plans are included in deferred revenue, which is included in other current liabilities on the consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

As of June 30, 2022, and December 31, 2021, 127 shares of the Series F convertible preferred stock remained outstanding.

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

Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services. The warrant represents the right to acquire up to 3,334 shares of the Company’s common stock at an exercise price of $95.40 per share, the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time. The warrant expires on May 30, 2024. The warrant was valued at $57.90 per share using the Monte Carlo valuation methodology and was expensed over the term of the consulting engagement which was twelve months. Significant inputs used for the Monte Carlo valuation were the expected stock price volatility of 136.21%, and management’s expectations regarding the timing of regulatory clearance for an expanded label in pediatrics. None of these warrants had vested as of June 30, 2022.

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

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Selling, general and administrative expense	$211	$350	$425	$677
Research and development expense	25	31	52	59
Total stock-based compensation expense	$236	$381	$477	$736

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

As of June 30, 2022, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

Note 8—Commitments and Contingencies

Employee Retirement Plan: The Company has a 401(k) profit-sharing plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service (“IRS”) limitations, with the Company matching a portion of the employees’ contributions at the discretion of the Company.

Non-refundable Technology License Fee: On June 24, 2021, the Company entered into a research and development collaboration agreement with Koronis Biomedical Corporation (KBT) to design and develop an integrated continuous renal replacement therapy device.  This agreement became effective on August 5, 2021, when KBT received approval of a $1.7 million grant from the National Institutes of Health (NIH) to support this project.  As part of this agreement, the Company pays KBT a non-refundable technology license fee of $428,160, payable in twelve equal monthly installments commencing on June 1, 2022.  The Company has recorded a liability for the non-refundable technology license fee with $392,480 included in Current Accounts Payable.  The full amount of $428,160 was expensed and included in the Research and Development Expense line for the year ended December 31, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

Impact of COVID-19 Pandemic

During 2021 and through the second quarter of 2022, we continue to be subject to challenging social and economic conditions created as a result of the outbreak of the novel strain of coronavirus, SARS-CoV-2. The resulting impact of the COVID-19 pandemic created disruptions in our operations resulting from rapid and evolving changes implemented to keep our customers, their patients, and our employees safe. These changes included restrictions on hospital access imposed on our field employees by customers dealing in the front lines of COVID-19 and managing the spread of the virus, changes to work practices by requiring employees to work remotely, and increased protocols to ensure the safety of those employees that remained on site.  The ongoing impact of the COVID-19 outbreak on our operational and financial performance will depend on certain future developments, including the duration and spread of the outbreak, the ongoing impact on our customers and hospital access restrictions imposed on our field employees, and effect on our vendors, all of which remain uncertain and cannot be predicted.

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

We have seen changes to our sales practices due to restrictions on hospital access and believe that revenue in other areas was negatively impacted by these restrictions.  In addition, the disruption created by COVID-19 has created significant uncertainty about our ability to access the capital markets in future periods. As of the filing date of this Form 10-Q, the extent to which COVID-19 may continue to impact our financial condition or results of operations or guidance is uncertain and cannot be reasonably estimated but could be material and last for an extended period of time. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. See Part 1, Item 1-A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Developments

Nasdaq Notice: On May 31, 2022, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from May 31, 2022, or until November 28, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before November 28, 2022, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

The Notice also disclosed that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by November 28, 2022, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities will be subject to delisting.

The Company intends to continue actively monitoring the closing bid price for the Company’s common stock between now and November 28, 2022, and it will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 calendar days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

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

Accounts Receivable: Our accounts receivables generally have terms that require payment within 30 days.  We did not establish an allowance for doubtful accounts as of June 30, 2022, as we have not had any write-offs or experienced a deterioration in the aging of our receivables, and do not expect to experience in the future.

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

We expense the fair market value of fully vested awards at the time of grant, and of unvested awards over the period in which the related services are received. Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures except for market-based warrants which are expensed based on the grant date fair value regardless of whether the award vests. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Loss per share: Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the six months ended June 30, 2021, includes a deemed dividend of $33,000 that resulted from the change in the exercise price of warrants as a result of the March 2021 Offering.
See Note 3 – Stockholders’ Equity for additional disclosures.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to fair value the asset group. The Company has determined the fair value of the asset group using expected cash flows associated with its loaner consoles by considering sales prices for similar assets and by estimating future discounted cash flows expected from the consoles. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. Because the Company consists of one asset group, consideration is also given to the relationship between the Company’s market capitalization and its carrying value to further support the Company’s determination of fair value. There have been no impairment losses recognized for the year ended December 31, 2021, or the six months ended June 30, 2022.

Going Concern: Our financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2021, and 2020 and through June 30, 2022, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. At June 30, 2022, we had an accumulated deficit of $261.7 million and we expect to incur losses for the foreseeable future. To date, we have been funded by equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

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

During 2021, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $27.9 million after deducting the underwriting discounts, commissions and offering expenses, as applicable, and other costs associated with the offerings. In addition, during 2021 we received approximately $1,300 in proceeds from the exercise of investor warrants. See Note 3 –Stockholders’ Equity, to the condensed consolidated financial statements of this 10Q.  The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.  Should warrant exercises not materialize or future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

We believe that our existing capital resources will be sufficient to support our operating plan through June 30, 2023, however, there can be no assurance of this. We may seek to raise additional capital to support our growth or other strategic initiatives through equity.

NEW ACCOUNTING PRONOUNCEMENTS

During the fiscal quarter ended June 30, 2022, there were no new accounting pronouncements that have been issued, but not yet adopted, that the Company expects will have a material impact on the Company’s consolidated financial position, net loss or cash flows.

FINANCIAL OVERVIEW

We are a medical device company focused on commercializing the Aquadex system for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities and transferring manufacturing capabilities from Baxter to our facilities in Eden Prairie, Minnesota. As of June 30, 2022, we had an accumulated deficit of $261.7 million and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financing and debt. Although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended June 30, 2022, to Three Months Ended June 30, 2021

Net Sales
(in thousands)

Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Increase (Decrease)	% Change
$2,213	$2,508	$(295)	(11.8)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The decrease in sales is attributable to decreased US circuit sales partially offset by an increase in console shipments.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Increase (Decrease)	% Change
Cost of goods sold	$1,150	$997	$153	15.3%
Selling, general and administrative	$4,257	$5,063	$(806)	(15.9)%
Research and development	$1,107	$1,174	$(67)	(5.7)%

Cost of Goods Sold
The increase in cost of goods sold and associated decrease in gross margin for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to lower fixed overhead absorption because of decreased sales and finished goods inventory, along with a $112,000 inventory write-off resulting from the discontinuation of a distribution agreement, partly offset by favorable pricing.

Selling, General and Administrative
The decrease in selling, general and administrative expense primarily reflects the Company’s ongoing effort to optimize costs.  General and administrative expenses were also lower due to nonrecurring prior-period costs.

Research and Development
The decrease in R&D expense was primarily driven by lower-than-expected investments in new products, partially offset by increased regulatory activity.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

Net Sales
(in thousands)

Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Increase (Decrease)	% Change
$4,139	$4,426	$(287)	(6.5)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex system consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The decrease in sales is attributable to decreased US sales of consoles and blood circuits.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Increase (Decrease)	% Change
Cost of goods sold	$1,974	$1,949	$25	1.3%
Selling, general and administrative	$8,669	$10,300	$(1,631)	(15.8)%
Research and development	$2,213	$2,121	$92	4.3%

Cost of Goods Sold
The increase in cost of goods sold and associated decrease in gross margin for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to lower fixed overhead absorption because of decreased sales and finished goods inventory, along with a $112,000 inventory write-off resulting from the discontinuation of a distribution agreement.

Selling, General and Administrative
The decrease in selling, general and administrative expense primarily reflects the Company’s ongoing effort to optimize costs.  General and administrative expenses were also lower due to nonrecurring prior-period costs.

Research and Development
The increase in R&D expense over the prior year was primarily driven by spending related to our pediatric continuous renal replacement therapy device, along with increased regulatory activity.

Liquidity and Capital Resources

Sources of Liquidity
We have funded our operations primarily through cash on hand and a series of equity issuances.

On March 19, 2021, we closed on an underwritten public offering of 3,795,816 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $20.9 million.  Net proceeds totaled approximately $18.9 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

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

As of June 30, 2022 and December 31, 2021, cash and cash equivalents were $15.3 million and $24.2 million, respectively. Our business strategy and ability to fund our operations in the future depends in part on our ability to grow the Aquadex Business by establishing a sales force, selling our products to hospitals and other healthcare facilities, and controlling costs. While we expect to continue to receive proceeds from the exercise of warrants, we will need to seek additional financing in the future, which, to date, has been through offerings of our equity. The disruption created by COVID-19 in our operations, our sales outlook, and the capital markets where we would seek such financing, have created uncertainty about our ability to access the capital markets in future periods.

Cash Flows from Operating Activities
Net cash used in operating activities was $8.8 million and $9.2 million for the six months ended June 30, 2022, and 2021, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $81,000 and $137,000 for the six months ended June 30, 2022, and 2021, respectively.  The cash used in investing activities was for the purchase of manufacturing, laboratory and office equipment.

Cash Flows from (used in) Financing Activities
As described above, net cash (used in) provided by financing activities was ($13,000) and $18.9 million for the six months ended June 30, 2022, and 2021, respectively.

Capital Resource Requirements
As of June 30, 2022, we did not have any material commitments for capital expenditures.

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

Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding the potential impacts of the COVID-19 pandemic on our business operations, cash flow, business development, and employees, our ability to execute on our strategic realignments, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, our ability to integrate acquired businesses, our expectations regarding anticipated synergies with and benefits from acquired businesses and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.  Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in other reports filed thereafter with the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

We can give no assurance that we will be able to satisfy the continued listing requirements of Nasdaq in the future, including maintaining a minimum closing bid price of $1.00 per share. Since April 18, 2022, the closing price of our common stock has been below $1.00. On May 31, 2022, we received a Notice from the Staff of Nasdaq informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company was not in compliance with the Minimum Bid Price Requirement.  In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from May 31, 2022, or until November 28, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before November 28, 2022, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. If we fail to maintain compliance with the minimum closing bid price requirement, or any other of the continued listing requirements of Nasdaq, Nasdaq may take steps to de-list our common stock. If such delisting should occur, it would likely have a negative effect on the price of our common stock and would impair an investor’s ability to sell or purchase our common stock when desired. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

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

As of June 30, 2022, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.  Based on their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the year ended December 31, 2021, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock.  There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below.

Risk Related to our Common Stock

Nasdaq may delist our common stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions.

On May 31, 2022, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from May 31, 2022, or until November 28, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before November 28, 2022, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

The Notice also disclosed that in the event the Company does not regain compliance with the Rule by November 28, 2022, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities will be subject to delisting.

The Company intends to continue actively monitoring the closing bid price for the Company’s common stock between now and November 28, 2022, and it will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 calendar days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

If our common stock is delisted from Nasdaq, our ability to raise capital through public offerings of our securities and to finance our operations could be adversely affected. We also believe that delisting would likely result in decreased liquidity and/or increased volatility in our common stock and could harm our business and future prospects. In addition, we believe that, if our common stock is delisted, our stockholders would likely find it more difficult to obtain accurate quotations as to the price of the common stock and it may be more difficult for stockholders to buy or sell our common stock at competitive market prices, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2022

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

Nuwellis, Inc.

Date: August 11, 2022	By:	/s/ Nestor Jaramillo, Jr.
Nestor Jaramillo, Jr.
Chief Executive Officer

Date: August 11, 2022	By:	/s/ George Montague
George Montague
Chief Financial Officer