Form 10-K
period 2022-12-31
Nuwellis, Inc.
filed 2023-03-03
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the June 30, 2022 closing sale price of $59.00 per share) was approximately $6.2 million.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of February 24, 2023 was 1,206,932 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

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

Overview

We are a medical technology company dedicated to transforming the lives of patients suffering from fluid overload through science, collaboration, and innovative technology. The company is focused on developing, manufacturing, and commercializing medical devices used in ultrafiltration therapy, including the Aquadex FlexFlow® and the Aquadex SmartFlow® systems (collectively the “Aquadex System”). The Aquadex SmartFlow® system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg. or more whose fluid overload is unresponsive to medical management, including diuretics.

Fluid Overload

Fluid overload, also known as hypervolemia, is a condition in which there is too much fluid in the blood, vital organs, and interstitial space, and generally refers to the expansion of the extracellular fluid volume. Although the body does need some amount of fluid to remain healthy, too much can cause an imbalance and damage to an individual’s health.

The signs and symptoms of fluid overload are not always the same in each patient and may vary. However, possible signs and symptoms of fluid overload include pulmonary edema/pleural effusion, peripheral edema, anasarca (swelling of the skin) ascites, jugular vein distention and dyspnea. Medical conditions or diseases where excess fluid accumulates in the body are heart failure, kidney failure, nephrotic syndrome, cirrhosis, or burn injuries/trauma. Individuals may also suffer from temporary fluid overload following certain surgical procedures, such as cardiac surgery. The diagnosis of fluid overload can be made through a variety of tests/exams such as a physical exam (weight and edema), blood chemistry, electrocardiogram (ECG or EKG), glomerular filtration rate (GFR), liver enzymes, and urinalysis, or serum/urine sodium test. Fluid overload has a significant association with the combined events of death, infection, bleeding, arrhythmia, and pulmonary edema1 and is a leading cause of hospital readmissions with patients suffering from heart failure and patients following cardiac surgery.

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

Treatments for Fluid Overload

Diuretics

Treatment for fluid overload has traditionally been achieved through use of oral or loop diuretics which may be accompanied by use of other categories of medications, such as ACE inhibitors, beta-blockers, and inotropic drugs. Although diuretics are the mainstay of treatment for congestion or fluid overload, no randomized trials have shown the effects of diuretics on mortality in chronic heart failure patients. Furthermore, appropriate titration of diuretics, specifically in the heart failure population, is unclear. Increasing concern exists that diuretics, particularly at high doses, may be deleterious in the inpatient setting. In addition, patients with heart failure and cardiorenal syndrome have diminished response to loop diuretics, making these agents less effective at relieving congestion.4 Also, long term use of diuretics has been associated with kidney damage.5  Approximately 40% of heart failure patients have poor diuretic response.6 This poor response is possibly due to noncompliance or high intake of salt, poor drug absorption, insufficient kidney response to drug, and reduced diuretic secretion.7 Despite treatment with loop diuretics, patients are frequently hospitalized and treated for recurrent symptoms and signs of fluid overload. Among more than 50,000 patients enrolled in the Acute Decompensated Heart Failure National Registry (“ADHERE”) study, only 33% lost ≥ 2.27 kg. (5 lbs.), and 16% gained weight during hospitalization.8

1 Stein, Aet. al. Critical Care, 2012:16:R99
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

Benefits of the Aquadex System

The Aquadex System offers a safe approach to treating fluid overload and:

•	Provides complete control over rate and total volume of fluid removed by allowing a medical practitioner to specify the amount of fluid to be removed from each individual patient;

•	Can be performed via peripheral or central venous access;

•	Removes isotonic fluid (extracts sodium while sparing potassium and magnesium);[15]

•	Following ultrafiltration, neurohormonal activation is reset toward a more physiological condition and diuretic efficacy is restored;[16]

•	Provides highly automated operation with only one setting required to begin therapy;

•	Utilizes a single-use, disposable auto-loading blood filter circuit that facilitates easy set-up;

•	Has a built-in console that guides the medical practitioner through the setup and operational process;

•	Decreased hospital readmissions and duration resulting in cost savings at 90 days[17][18]

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

•
Recent peer-reviewed clinical data favored adjustable Ultrafiltration using the Aquadex Systems over adjustable IV diuretics in reducing cardiovascular mortality and subsequent HF events when patients are unresponsive to diuretics treatment.[19]

Components of the Aquadex System

The Aquadex System consists of:

•	A console, a piece of capital equipment containing electromechanical pumps, an LCD screen and stand;

•	A one-time disposable blood circuit set, an integrated collection of tubing, filter, sensors, and connectors that contain and deliver the blood from and back to the patient; and

•
A disposable catheter, a small, dual-lumen, extended length catheter designed to access the peripheral venous system of the patient and to simultaneously withdraw blood and return filtered blood to the patient.

The Aquadex blood circuit set is proprietary, and the Aquadex System can only be used with the Aquadex blood circuit set. The dual lumen extended length catheter (dELC) is designed for use with the Aquadex System, although it is one of many potential catheter options available to the healthcare provider.

Our Market Opportunity

The Aquadex System is indicated for the treatment of patients suffering from fluid overload who have failed diuretics, or patients that can benefit from a predictable mechanical way to remove excess fluid (isotonic fluid). We are currently focusing our commercial activities in three primary clinical areas where fluid overload is prevalent: critical care, heart failure and pediatrics.

Critical Care

Patients suffer from fluid overload in connection with a variety of critical care procedures and treatments, including cardiac surgery, cardiogenic shock, liver and other organ transplants, ventricular assist device (“VAD”) implants, extra corporeal membrane oxygenation (“ECMO”) therapy, sepsis, liver disease and severe burns. According to the National Center for Health Sciences, over 7.3 million cardiovascular operations are performed each year in the United States, including an estimated 340,000 coronary-artery bypass grafting (CABG) procedures,20 180,000 valve procedures,21 and 3,000 VAD implants.22 Cardiac surgery is associated with a degree of fluid overload due to cardiopulmonary bypass. Cardiopulmonary bypass often requires a physician to administer a high volume of pre- and post-operative fluids (e.g., cardiopulmonary bypass pumps prime fluid, fluid used for cardioplegia, other fluids administered to address hypotension or post-operative crystalloid). Fluid overload in post-cardiac surgery can readily occur because surgery can affect the pumping actions of the heart, leading to postoperative hemodynamic instability. The condition often remains symptomless for several days until clinical symptoms become apparent, when treatment is almost always too late and ineffective.23

The potential complications (e.g., renal failure, stroke, infection, arrhythmias, or prolonged intubation) are reported to be associated with high mortality, particularly when renal replacement therapy is required. Major complications after cardiac operations are associated with an increased risk for operative death, longer hospital length of stay, and higher rates of discharge to a location other than home.24 Hospital readmissions are a common problem in cardiac surgery and remain high. Approximately 20% of patients who undergo cardiac operations require readmission, an outcome with significant health economic implications. Volume overload was among the top three most prevalent causes for first readmission within 30 days and beyond 30 days.25 It is estimated that 13.5% of post cardiac surgery patients are readmitted due to fluid overload within 30 days of discharge, which equates to an estimated 70,000 fluid overload-related readmissions for CABG, valve, and VAD procedures per year in the United States.26 Positive research has been recently published demonstrating the value of ultrafiltration in high-risk coronary artery bypass grafting surgery.27 It is also encouraging to see ultrafiltration being recommended for cardiac surgery patients who are unresponsive to diuretics in a recently published turnkey order set, or hospital protocol, proposed by the ERAS Society consensus guidelines.28

19 Pinney S, et al. Heart Failure Society of America Meeting; October 2022; Washington, DC.
20 https://idataresearch.com/new-study-shows-approximately-340000-cabg-procedures-per-year-in-the-united-states/.
21 https://idataresearch.com/over-182000-heart-valve-replacements-per-year-in-the-united-states/.
22 Grand View Research. Market Research Report. 2015; 978-1-68038-603-5.
23 Xu J, Shen B, Fang Y, et al. Postoperative fluid overload is a useful predictor of the short-term outcome of renal replacement therapy for acute kidney injury after cardiac surgery. Medicine. 2015;94(33):e1360.
24 Crawford TC, Magruder JT, Grimm JC, et al. Complications after cardiac surgery: All are not created equal. Ann Thorac Surg. 2017;103:32-40.
25 Iribane A, Chang H, Alexander Jh, et al. Readmissions after cardiac surgery: Experience of the national institutes of health/Canadian institutes of health research cardiothoracic surgical trials network. Ann Thorac Surg. 2014;98:1274-80.
26 Iribarne A, et al. Ann Thorac Surg. 2014 Oct; 98(4): 1274-80.
27 Beckles D. et al. J of Card Fail. 2022 Feb; (37): 2951-2957
28 Engelman D, et al. Ann Thorac Surg 2023;115:11-5A

Heart Failure

Heart failure is one of the leading causes of death in the United States and other developed countries. In fact, approximately 50% of patients who develop heart failure die within five years of diagnosis. Based on data from the National Health and Nutrition Examination Survey conducted by the Centers for Disease Control and Prevention/National Center for Health Statistics from 2011 to 2014, the American Heart Association estimates that 6.5 million people in the United States, age 20 and over, had heart failure.29 Based on the Atherosclerosis Risk in Communities Study from 2005 to 2013, conducted by the National Heart, Lung and Blood Institute, there are an estimated 960,000 new heart failure cases annually.30 Annual hospitalizations for heart failure exceed one million in both the United States and Europe, and more than 90% are due to symptoms and signs of fluid overload.31 In addition, approximately 68% of patients are discharged with sub-optimal results.32 As such, there are over 600,000 heart failure patients in the United States who might benefit from new technologies to treat fluid overload.

Heart failure is a progressive disease caused by impairment of the left side of the heart’s ability to pump blood to the various organs of the body. Patients with heart failure commonly experience shortness of breath, fatigue, difficulty exercising and swelling of the legs. The heart becomes weak or stiff and enlarges over time, making it harder for the heart to pump the blood needed for the body to function properly. The severity of heart failure depends on how well a person’s heart pumps blood throughout the body.

According to a nationwide study of over 140,000 patients suffering from acute decompensated heart failure, over 38% of patients discharged were still symptomatic and about half of the patients were discharged with less than five pounds lost.33 This clinical evidence from the ADHERE registry clearly shows patients are discharged too early, while still showing evidence of fluid overload.

As a result of not fully having their fluid imbalance properly addressed prior to discharge from the hospital, patients are frequently being readmitted, with 30-day readmissions of 22% and 6-month readmissions of 44%, while 78% of patients are admitted directly to the emergency department as the first point of care.34,35

Heart failure often requires inpatient treatment, and it carries a huge economic burden in the United States, costing the nation an estimated $60.2 billion each year, with hospital costs accounting for 62% of the economic burden.36 As the population ages, healthcare expenditures are expected to increase substantially.37 Therefore, therapies aimed at treating congestion and fluid overload are essential from a patient care and healthcare economics perspective.

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

29 Benjamin EJ, et al. on behalf of the American Heart Association Statistics Committee and Stroke Statistics Subcommittee. Heart disease and stroke statistics—2017 update: a report from the American Heart Association. Circulation. 2017;135:00-00. (e378).
30 Benjamin EJ, et al. on behalf of the American Heart Association Statistics Committee and Stroke Statistics Subcommittee. Heart disease and stroke statistics—2017 update: a report from the American Heart Association. Circulation. 2017;135:00-00. (e378).
31 Costanzo MR, et al. J Am Coll Cardiol. 2017; 69(19): 2428-45.
32 Testani JM, et al. Circ Heart Failure. 2016;9(1).
33 ADHERE Scientific Advisory Committee. ADHERE Final Cumulative National Benchmark Report. Mountain View, CA: Scios Inc.; 2006.
34 Costanzo MR, et al. J Am Coll Cardiol. 2017; 69(19): 2428-2445.
35 Krumholtz HM et. al. Arch Intern Med. 1997 Jan 13;157(1): 99-104—Ross JS, et al. Circ Heart Fail. 2010 Jan; 3(1): 97-103.
36 Voigt J, John S, Taylor A, Krucoff M, Reynolds M, Gibson CM. A Reevaluation of the costs of heart failure and its implications for allocation of health resources in the United States. Clin Cardiol. 2014;37(5): 312–321.
37 Heidenreich PA, Albert NM, Allen LA, et al. Forecasting the impact of heart failure in the United States: a policy statement from the American Heart Association. Circ Heart Fail. 2013;6(3):606-619.

Pediatrics

Many of the conditions and procedures faced by adult patients also occur in pediatric patients, such as cardiac surgery, organ transplants, heart failure and ECMO therapy. Similar to adult patients, these conditions and procedures may lead to fluid overload. While incidence data is not readily available, it is estimated that there are approximately 10,000 to 14,000 pediatric patients with heart failure 38 and approximately 18,000 receiving cardiac surgery, ECMO therapy, and solid organ transplantation. 39,40,41

Our Strategy

Our vision is to transform the lives of patients suffering from fluid overload through science, collaboration and innovation. We provide healthcare professionals with a reliable, predictable, and easy-to-use mechanical pump and filtration system to remove excess fluid in fluid overloaded patients. We believe that our technology will provide a competitive advantage in the fluid management market by providing improved clinical benefits and reducing the cost of care relative to other treatment alternatives.

Our strategic focus is to demonstrate a strong business model by driving revenue growth. Growing revenue is the key metric employees, stockholders and potential investors will use to judge our performance. Our field-based employees include both sales representatives and clinical education specialists in 12 sales territories in the United States. We also have distribution agreements in several countries in Europe, South America, the Middle East, and Asia. We intend to focus on the acute needs of fluid overloaded patients in cardiac surgery and other areas of critical care, while continuing to support heart failure patients in the inpatient setting, and the outpatient setting. With our U.S. Food and Drug Administration (“FDA”) 510(k) clearance for use in pediatric patients weighing 20kg or more, we have expanded our commercialization efforts to treatments for pediatric patients.

Critical Care: After we launched a marketing campaign focused on the benefits of the Aquadex System in treating patients suffering from fluid overload following cardiac surgery procedures, such as coronary artery bypass graft (CABG) surgery, valve repairs and replacements procedures, VAD implants and other cardiac surgical procedures. We then realigned our salesforce to further focus on the acute needs of fluid overloaded patients in the critical care setting. We believe that we will continue to grow revenue in this faster-growing segment of our business by leveraging the synergies between heart failure cardiologists and cardiovascular surgeons, traditional technology adoption rates of cardiac surgeons, and product purchase cycle of the cardiac surgical and other critical care centers at large hospitals.

Pediatrics: Ultrafiltration is used by physicians to treat fluid overload in various conditions in pediatric patients, including heart failure, cardiac surgery,42 ECMO therapy,43 solid organ transplantation,44 and kidney replacement therapy for neonatal patients. In February 2020, the Company received 510(k) clearance for the Aquadex System to include pediatric patients who weigh 20kg or more. With this clearance, we expanded our commercialization efforts to include promotion to physicians and hospitals who treat this pediatric population, and we are investing in the development of new clinical evidence around use of ultrafiltration in pediatric patients, including the November 2020 launch of the ULTRA-Peds pediatrics registry, a multi-center, single-arm study. We are also investing in the development of a new dedicated pediatric device, to further address the needs of the pediatric population, and in clinical studies supporting the use of this device.

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

Heart Failure Out-Patients: Further, we intend to expand the use of the Aquadex System with heart failure patients in the outpatient setting, such as an infusion clinic or hospital outpatient department (e.g., observation unit). On January 1, 2022, the American Medical Association (AMA) granted a new and dedicated Category III Current Procedural Terminology (CPT) code, 0692T, for Therapeutic Ultrafiltration. Healthcare providers can utilize this code when using Aquadex to deliver ultrafiltration to adult and pediatric patients weighing more than 20kg.  In addition, the new CPT code provides additional reimbursement for therapeutic ultrafiltration administered in the outpatient setting and will facilitate the migration of the therapy to this setting for a subset of the patient population due to hospital economic and patient quality of life benefits. Continued focus on driving positive coverage policies for various targeted payers will be an ongoing strategy for the Company.

38 Jayaprasad. Heart Views. 2016 Jul-Sep; 17(3): 92–99.
39 https://www.cdc.gov/ncbddd/heartdefects/data.html.
40 Karamlou T, et al. J Thorac Cardiovasc Surg. 2013 Feb;145(2):470-5. doi: 10.1016/j.jtcvs.2012.11.037. Epub 2012 Dec 14.
41 https://www.organdonor.gov/about/donors/child-infant.html.
42 Elliott MJ.Ann Thorac Surg 1993;56:1518-22. fluid overload
43 Selewski DT, et al. Crit Care Med. 2012 September; 40(9): 2694–2699. doi:10.1097/CCM.0b013e318258ff01.
44 Riley AA. BMC Nephrology. 2018; volume 19, Article number: 268

Outside the United States, the Aquadex System is sold by independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. We currently have distribution relationships in Austria, Brazil, Colombia, Czech Republic, Germany, Greece, Hong Kong, India, Israel, Italy, Panama, Romania, Singapore, Slovak Republic, Spain, Switzerland, Thailand, United Arab Emirates and the United Kingdom. We intend to continue to establish distribution partners in additional countries outside of the United States. We received CE Mark Certification for our 24-Hour Blood Circuit Set in January 2022 to be used with the Aquadex SmartFlow® system. The CE marking allows us to market the 24-hour Blood Circuit in the European Union (EU) and all other countries that recognize this certification.  This new circuit will help us expand access to ultrafiltration among patients who need no more than 24 hours of therapeutic ultrafiltration in the inpatient setting. Additionally, this circuit can provide a more economical solution for hospitals to treat patients in the outpatient/ambulatory setting, where therapy can be delivered for up to 8 hours. Such use in the outpatient setting provides us with the flexibility to better meet the clinical and healthcare economic needs of European markets, while at the same time improving lives by seeking to prevent hospitalizations.

Besides driving near-term revenue growth through sales of the Aquadex System, we intend to develop product enhancements to improve performance and customer satisfaction. We have projects designed to improve venous access for the Aquadex catheter and enhance the functionality of the hematocrit sensor that is part of the Aquadex console. As we expand our commercialization efforts in the pediatric market, we are developing a Continuous Renal Replacement Therapy (CRRT) console to address the unmet and specific needs of pediatric patients who do not have functioning kidneys and need kidney replacement therapy for survival. It is estimated that approximately 11,000 newborn babies require neonatal kidney replacement therapy each year in the United States.45

Sales and Marketing

As of February 24, 2023, we had 35 full-time employees in sales and marketing. We have 12 sales territories in the United States. Our U.S. field salesforce includes sales managers, account managers and clinical education specialists who provide training, technical and other support services to our customers. Following the acquisition of the business associated with the Aquadex System (the “Aquadex Business”) from Baxter International, Inc. (“Baxter”) in August 2016, our direct salesforce was focused initially on re-engaging hospital accounts that had ordered Aquadex blood sets in prior years, re-educating customers on the therapy, and assessing each hospital’s use of the Aquadex System to gain additional opportunity for increased utilization, primarily in heart failure. In 2018, we expanded our commercialization efforts to include post-cardiac surgery. In September 2019, we realigned our salesforce to further focus on the acute needs of fluid overloaded patients in the critical care setting, while still supporting heart failure. We expanded our commercialization efforts to include pediatrics, following receipt of 510(k) clearance of the Aquadex system to include pediatric patients who weigh 20kg or more in February 2020.

In the United States, our target customers for the Aquadex System include healthcare systems and academic hospitals specializing in advanced treatment of chronic heart failure and/or critical care patients. With the 510(k) clearance of the Aquadex SmartFlow® system for patients weighing over 20kg, we are also targeting pediatric hospitals. Our largest customer represented 12.5% of our 2022 annual revenue. The loss of this customer would have a material adverse effect on our revenue

Clinical Experience

Several large-scale, multi-center, randomized, controlled trials have evaluated the use of ultrafiltration using the Aquadex System on patients with acute decompensated heart failure compared to standard-of-care treatment with intravenous diuretics. These trials followed early-stage studies which primarily focused on safety of ultrafiltration treatment with the Aquadex System.

The UNLOAD trial enrolled 200 patients and showed that average weight and fluid loss were greater in the ultrafiltration group 48 hours following randomization. No differences were noted in symptoms of dyspnea between the groups. In addition, through 90 days of follow-up, the ultrafiltration group experienced fewer re-hospitalizations and unscheduled medical visits for heart failure, while renal function assessed by serum creatinine level was not significantly different between the groups.

The CARRESS trial studied 188 randomized acute decompensated heart failure patients over the course of 96 hours and found no difference in weight loss and an increase in creatinine level relative to the control group treated with intravenous diuretics. The creatinine increase was interpreted as a sign of potential worsening renal function in the ultrafiltration group. Results of CARRESS have been criticized on several limitations including the methodology and protocol, particularly that trial results were impacted by centers unfamiliar with the use of ultrafiltration therapy, that more than one third of the ultrafiltration group received diuretics instead of ultrafiltration, ultrafiltration rates were fixed rather than utilizing adjusted ultrafiltration rates according to patient characteristics whereas diuretic doses were titrated based on urine output, and that the diuretic regimen employed was not representative of standard-of-care.46 In addition, subsequent analyses of the CARRESS study cohort have been published since the original study results. One protocol analysis showed that ultrafiltration had higher net fluid loss and weight reduction compared to intravenous diuretics, and there were no significant differences in long-term outcomes.47 An additional sub-study analysis on urinary biomarkers showed that although further worsening creatinine levels were reported, decongestion and renal function recovery at 60 days were superior in patients with increased tubular injury markers.48 The data suggests that the benefits of decongestion may outweigh modest or transient increases in serum creatinine during ultrafiltration. Thus, a change in creatinine should not dissuade the use of ultrafiltration.

45 https://www.ncbi.nlm.nih.gov/pubmed/23833312
46 Urban S, Błaziak M, Biegus J, Zymliński R. Ultrafiltration in acute heart failure: Current knowledge and fields for further research. Adv Clin Exp Med. 2021;30(7):737-746. doi:10.17219/acem/135347
47 Grodin JL, et al. Eur J of Heart Fail. 2018 Jul;20(7):1148-1156.
48 Rao VS, et al. Circ Heart Fail. 2019 Jun;12 (6):e005552.

Disparate results between UNLOAD and CARRESS led to initiation of the AVOID-HF trial by Baxter. AVOID-HF was designed to prospectively address the question of patient outcomes when treated with ultrafiltration versus intravenous diuretics for acute decompensated heart failure. Trial design assumptions indicated that 810 patients would need to be randomized to achieve adequate statistical power. However, the study was terminated by Baxter at 224 patients, apparently for business reasons unrelated to patient outcomes or device safety. Despite being underpowered, the results of AVOID-HF indicated distinct trends toward reduced time to heart failure events within 90 days, favoring the ultrafiltration group over diuretics. In addition, pre-specified secondary endpoints demonstrated significant reductions in heart failure rehospitalizations and days in the hospital and cardiovascular events at 30 days. No significant differences were observed in creatinine level between the groups during treatment and up to 90 days following treatment. In totality, AVOID-HF recapitulated the results of both UNLOAD and CARRESS while providing evidence that had AVOID-HF been followed to completion, it is our belief that the trial would likely have met its primary endpoint of improved outcome in acute decompensated heart failure patients.

In November 2020, we launched the ULTRA-PEDs pediatrics registry, a multi-center, single-arm study currently being conducted at seven clinical sites. The study is currently enrolling with 88 patients enrolled to date.

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

In December 2021, we launched the REVERSE-HF prospective, multicenter, randomized controlled trial (RCT) to evaluate ultrafiltration compared to IV diuretics in patients with heart failure. This RCT is currently being conducted at nine clinical sites nationwide, and patient enrollment began in June 2022.

In February 2022, a third party retrospectively reviewed and concluded, “The Use of Ultrafiltration in High-Risk Post-operative Coronary Artery Bypass Grafting Patients,”49 that ultrafiltration is a safe and effective modality to manage fluid balance in a patient population with relatively high Society of Thoracic Surgery (STS) scores, but a prospective multicenter study would be warranted in this patient cohort.

A reanalysis of the AVOID-HF data was presented in September 2022, “Revisiting The Aquapheresis Versus Intravenous Diuretics And Hospitalizations For Heart Failure (AVOID-HF) Trial: Further Evidence Supporting Aquapheresis To Reduce Heart Failure Events,”50 utilizing the novel Finkelstein-Schoenfeld method of hierarchical win ratio (WR) to explore cardiovascular (CV) mortality and heart failure (HF) events. adjustable ultrafiltration (AUF) was compared to adjustable loop diuretics (ALD) with respect to a primary composite endpoint of CV mortality within 90 days, HF event within 30 days, and time to first heart failure event within 90 days, with HF event defined as HF rehospitalization, unscheduled outpatient or emergency department treatment with  IV loop diuretics or vasoactive drugs, or unscheduled outpatient ultrafiltration. The  WR analysis yielded results favoring ultrafiltration, demonstrating that AUF is safe and more effective than ALD in reducing CV mortality and subsequent HF events for hospitalized heart failure patients. Secondary analysis of HF events and rehospitalizations within 30 and 90 days, without mortality, statistically favored ultrafiltration.

In December 2022, a third-party, real-world retrospective study of 335 patients treated with the Aquadex FlexFlow® System, “Ten Year Experience with Ultrafiltration for the Management of Acute Decompensated Heart Failure,”51 compared previous randomized controlled clinical trials with ultrafiltration and demonstrated that ultrafiltration compares favorably in reducing heart failure rehospitalizations, renal function response, and weight/volume loss. The study found ultrafiltration to be safe with regard to renal function despite the cohort in this study being sicker than those studied in other clinical trials, and that UF can be a safe and effective strategy for decongestion in clinical practice wherein the benefits outweigh the potential risks of kidney dysfunction requiring hemodialysis and major bleeding events.

49Beckles D. et al. J of Card Fail. 2022 Feb; (37): 2951-2957.
50Pinney S, et al. Heart Failure Society of America Meeting; October 2022; Washington, DC.
51Hass DC, et al. Amer Heart J Plus. 2022 Dec; 24 (100230)

In January 2023, we began designing an Investigational Device Exemption (IDE) clinical study for the Company’s dedicated pediatric device currently under development. The study is anticipated to begin enrollment in early 2024.

Research and Development

Research and Development costs include activities related to development, design, and testing improvements to the Aquadex System and potential related products. The Aquadex system software may require periodic modifications for feature additions and performance improvements. We will make such design changes as needed based on proactive and reactive mechanisms. Research and development costs also include expenses related to our clinical research.

In 2020, we initiated a product development project designed to improve peripheral venous access for the Aquadex FlexFlow® catheter and minimize filter clotting during the use of the Aquadex System and in 2021 initiated a product development project designed to enhance the functionality of the hematocrit sensor that is part of the Aquadex console. In 2021, we also initiated a product development project to develop a pediatric continuous renal replacement therapy device. We successfully completed functional system prototypes in 2022 and expect to initiate qualification activities in 2023. We are also evaluating diagnostic tools for physicians to use during an Aquadex therapy to more precisely determine the amount of excess fluid to be removed, the rate of ultrafiltration, and when to stop therapy as dry weight is approached.

Manufacturers and Suppliers

We manufacture the Aquadex System at our 23,000 square foot facility in Eden Prairie, Minnesota. We have manufactured the Aquadex SmartFlow® console and blood circuits since its development in 2019. We purchase parts and components for the Aquadex System from third-party manufacturers and suppliers. We believe that our current manufacturing facility is suitable and adequate to meet anticipated manufacturing demands, and that, if necessary, suitable additional or substitute space will be available to accommodate expansion of our operations.

Intellectual Property

We have submitted patent applications to establish an intellectual property portfolio through which we seek to protect our system and technology. In connection with our acquisition of the Aquadex Business, we entered into a patent license agreement with Baxter pursuant to which we obtained, for no additional consideration, a worldwide license to 49 exclusively licensed and 9 non-exclusively licensed patents used in connection with the Aquadex System to make, have made, use, sell, offer for sale and import the Aquadex System in the “field of use.” Under the patent license agreement, Baxter has agreed to use commercially reasonable efforts to continue maintenance of seven “required maintenance patents,” and we have agreed to reimburse Baxter for all fees, costs, and expenses (internal or external) incurred by Baxter in connection with such continued maintenance. The rights granted to us under the patent license agreement will automatically revert to Baxter in the event we cease operation of the Aquadex Business or we file for, have filed against us, or otherwise undertake any bankruptcy, reorganization, insolvency, moratorium, or other similar proceeding. We estimate that the patents licensed from Baxter will expire between approximately 2023 and 2026.

We have fifteen pending patent applications. The first application includes multiple features and capabilities to assist patient fluid balance and to enhance usability for healthcare providers. The second application involves a vacuum pump-controlled wearable appliance to increase vein diameter and venous flow for peripheral ultrafiltration. The third application involves plasma and blood volume measurement to guide ultrafiltration therapy. The fourth application involves features and functions for ultrafiltration for pediatric patients. The fifth application involves a dual-lumen ultrafiltration catheter for enhanced peripheral access. The sixth application involves guidance of ultrafiltration therapy based on one or more diagnostic parameters. The seventh application involves a system for ensuring maintenance of peripheral venous flow during ultrafiltration and other CKRT modalities. The eighth application enhances patient fluid balance through control of an ultrafiltration system.

In addition, as of February 28, 2023, 24 issued patents are assigned to Nuwellis in the United States and in foreign jurisdictions related to our technology, the C-Pulse® Heart Assist System (the “C-Pulse System”) for treatment of Class III and ambulatory Class IV heart failure or for the AcQtrac Cardiovascular Monitoring System. We estimate that most of our currently issued U.S. patents will expire by 2025. Given the strategic refocus away from the C-Pulse System and toward the Aquadex System, we have chosen to limit the maintenance of issued C-Pulse System related patents to those innovations that are of high value. Further, we have elected to emphasize important jurisdictions rather than maintain protection in multiple countries. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any financial return. Even if issued, existing or future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to obtain commercial benefits from them.

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

Despite our patent rights and policies regarding confidential information, trade secrets and inventions, we may be subject to challenges to the validity of our patents, claims that our system infringes the patent rights of others, and the disclosure of our confidential information or trade secrets. These and other risks are described more fully under the heading “Risk Factors—Risks Relating to our Intellectual Property.”

At this time, we are not a party to any legal proceedings that relate to patents or intellectual property rights or any other subject matter.

Competition

Competition from medical device companies and medical device divisions of healthcare companies, pharmaceutical companies and gene- and cell-based therapies is intense and expected to increase. The vast majority of patients with fluid overload receive pharmacological treatment (diuretics) as the standard of care. There are no direct competitors for the Aquadex System in heart failure or critical care in the United States, other than diuretics. Other systems, such as Baxter’s Prismaflex, a filter-based device that is approved for continuous renal replacement therapy for patients weighing 20kg or more with acute renal failure and/or fluid overload, represent indirect competitors, as they can only be used to conduct ultrafiltration with significant limitations. In pediatrics, the Carpediem system distributed by Medtronic is indicated for use in acute kidney injury or fluid overloaded patients requiring hemodialysis or hemofiltration therapy, and Baxter’s HF20 Set is authorized under an Emergency Use Authorization to deliver CRRT to treat patients of low weight (8-20kg) in an acute care environment during the COVID-19 pandemic.

Our ability to compete effectively depends upon our ability to demonstrate the advantages of ultrafiltration as compared to diuretics, a pharmacological treatment that is currently the standard of care. In addition, we need to distinguish the Aquadex System from the indirect competition of other devices that can also be used to conduct ultrafiltration.

Third-Party Reimbursement

In the United States, our products are purchased primarily by customers such as hospitals or other healthcare providers. Customers bill various third-party payers for covered services provided to patients. These payers, which include federal healthcare programs (e.g., Medicare and Medicaid), state healthcare programs, private health insurance companies, and managed care organizations, then reimburse our customers based on established payment formulas that consider part or all of the costs associated with these devices and the related procedures performed.

While the agency responsible for administering the Medicare program, the Centers for Medicare and Medicaid Services, has not issued a favorable national coverage determination under its Investigational Device Exemption Studies Program for ultrafiltration using the Aquadex System, a number of private insurers have approved reimbursement for use of the products included in the Aquadex System for specific indications and points of service. In addition, patients and providers may seek insurance coverage on a case-by-case basis.  On January 1, 2022, a new and dedicated Category III Current Procedural Terminology (CPT) code, 0692T, became effective for Therapeutic Ultrafiltration. Healthcare providers can utilize this code when using Aquadex to deliver ultrafiltration to adult and pediatric patients weighing more than 20kg. The new CPT code provides additional reimbursement for therapeutic ultrafiltration administered in the outpatient setting.

Legislative proposals can substantially change the way healthcare is financed by both governmental and private insurers and may negatively impact payment rates for our system. Also, from time to time, there are numerous legislative, regulatory and other proposals both at the federal and state levels that may impact payment rates for our system. It remains uncertain whether there will be any future changes that will be proposed or finalized and what effect, if any, such legislation or regulations would have on our business. However, in the United States and international markets, we expect that both government and third-party payers will continue to attempt to contain or reduce the costs of healthcare by challenging the prices charged, or deny coverage, for healthcare products and services.

Government Regulations

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our current system and any future products and in our ongoing research and development activities. In particular, medical devices are subject to rigorous preclinical testing as a condition of 510(k) clearance by the FDA and by similar authorities in foreign countries. Any proposed products will require regulatory clearance/approval prior to commercialization.

United States

The Federal Food, Drug, and Cosmetic Act (“FDC Act”) and the FDA’s implementing regulations govern medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Medical devices and their manufacturers are also subject to inspection by the FDA. The FDC Act, supplemented by other federal and state laws, also provides civil and criminal penalties for violations of its provisions. We manufacture and market medical devices that are regulated by the FDA, comparable state agencies and regulatory bodies in other countries.

Unless an exemption applies, each medical device we intend to commercially distribute in the U.S. will require 510(k) clearance.

510(k) Clearance. To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a predicate device legally marketed in the United States. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. The 510(k) clearance process cannot exceed 90 days from the date the FDA accepts the 510(k) submission After a device has received 510(k) clearance for a specific indication for use, any modification to that device that could “significantly affect its safety or effectiveness,” such as a significant change in the design, materials, method of manufacture or which results in “major change” to the product performance, may require a new 510(k) clearance. The determination as to whether new 510(k) is needed is initially left to the manufacturer; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing the modified device until 510(k) clearance is received.

The Aquadex FlexFlow system was granted FDA 510(k) clearance for commercial use on June 3, 2002. On February 4, 2020, we received 510(k) clearance of the Aquadex SmartFlow® system for use in adult and pediatric patients weighing 20 kilograms or more whose fluid overload is unresponsive to medical management. The Aquadex SmartFlow incorporates diagnostic tools for physicians to use during an Aquadex therapy to more precisely determine the amount of excess fluid to be removed, the rate of ultrafiltration, and when to stop therapy as dry weight is approached.

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

The results of clinical trials may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant clearance of a product. The commencement or completion of any clinical trial may be delayed or halted or be inadequate to support clearance of a 510(k) application for numerous reasons.

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

In addition, the FDA may require a company to conduct post-market surveillance studies or order it to establish and maintain a system for tracking its products through the chain of distribution to the patient level.

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

We and our contract manufacturers are also required to manufacture our products in compliance with Current Good Manufacturing Practice requirements set forth in the QSR.  The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing and record keeping. The FDA enforces the QSR through periodic announced and unannounced inspections that may include the manufacturing facilities of subcontractors. If the FDA believes that we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our products, refuse to clear or approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business.

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

The EU Medical Device Regulation 2017/745 (MDR) was adopted in April 2017. The MDR replaces the existing Medical Device Directives (MDD 93/42/EEC and AIMDD 90/385/EEC). The new MDR went into effect on May 26, 2021, and the new CE Mark product must comply with new MDR or AIMDD 90/385/EEC after this date. As of May 26,2021, companies that have devices on the market with CE Mark under MDD 93/42/EEC or AIMDD 90/385/EEC must meet the transitional provisions of the new MDR. Devices lawfully placed on the market under MDD 93/42/EEC or AIMDD 90/385/EEC before May 26, 2021, may continue to be made available on the market until May 27, 2024, provided the CE Mark was issued prior to this date, the manufacturer continues to comply with either one of the directives, and that no significant changes are made in the design and intended purpose of the applicable medical device. Recently EU parliament issued an amendment and approved the new timeline for EU MDR compliance. The new timeline is now December 31st, 2028.  All medical devices entering the EU after December 31st, 2028, will need to have a new CE Mark under the MDR, even if they have been on the market previously under the MDD/AIMDD. The amendment also removes the date after which devices can no longer be made available (“sell-off” deadline).  Legacy devices can therefore continue to be made available on the market and put into service after 26/05/2025. This removal applies unconditionally: devices that will not be brought into compliance with the MDD regulation are also beneficiaries.  Manufacturers are required to update their technical documentation and processes to meet the new MDR regulations. Nuwellis received the CE Mark for Aquadex SmartFlow® on January 13, 2020. Nuwellis received the renewal certificate to include the 24-Hour blood circuit on September 3, 2021. Our CE certificate for Aquadex SmartFlow® System is under MDD/93/42 EEC and is valid through May 26, 2024, which allows us to sell the Aquadex SmartFlow® System into the EU and satisfy future distribution demand.  We plan before May 26th, 2024, file a formal application and sign a contract with our Notified Body GMED  for Aquadex SmartFlow certification to new MDR and extend our EC certificate beyond May 26th, 2024.

Any one or more of these factors associated with international operations could increase our costs, reduce our revenues, or disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

Employees

As of February 24, 2023, we had 70 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

We are a “smaller reporting company” under federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. As long as we remain a smaller reporting company and non-accelerated filer, we are exempt from the attestation requirement in the assessment of our internal control over financial reporting by our independent auditors pursuant to section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) but are required to make our own internal assessment of the effectiveness of our internal controls over financial reporting.

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

We are an emerging company with a history of incurring net losses. We have incurred net losses since our inception, including net losses of $14.5 million and $19.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, our accumulated deficit was $267.4 million.

Prior to August 2016, we did not have any products approved for commercialization, generated only limited revenue from our clinical studies and had significant operating losses as we incurred costs associated with the conduct of clinical studies and our research and development programs for our C-Pulse System. We became a revenue-generating company only after acquiring the Aquadex Business from a subsidiary of Baxter in August 2016. We expect to incur additional losses in the near-term as we grow the Aquadex Business, including investments in expanding our sales and marketing capabilities, manufacturing components, and complying with the requirements related to being a U.S. public company listed on Nasdaq. To become and remain profitable, we must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require us to succeed in a range of challenging activities, including training personnel at hospitals and effectively and efficiently manufacturing, marketing and distributing the Aquadex System and related components. There can be no assurance that we will succeed in these activities, and we may never generate revenues sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

We believe that we will need to raise additional capital to fund our operations through the end of fiscal year 2024. If additional capital is not available, we will have to delay, reduce, or cease operations.

We believe that we will need to raise additional capital to fund our operations through the end of fiscal year 2024; however, there can be no assurance of this. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate and could adversely affect our ability to raise additional capital. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, the risk that we may not be able to continue as a going concern may make it more difficult to obtain necessary additional funding on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and manufacturers may be harmed, and we may not be able to continue our operations.

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

Our ten largest customers represented 50.4% and 51.4% of our revenues in the years ended December 31, 2022 and 2021, respectively, with our largest customer representing 12.5% and 12.3%, respectively, of our revenues during such periods. Customer ordering patterns may vary significantly from quarter to quarter, or customers may discontinue providing therapies using our products. If one of our largest customers reduced its purchases in a fiscal period, our revenues for that period may be materially adversely affected. Further, if one of our largest customers discontinued the use of our products, our revenues may be materially adversely affected.

We have limited commercial manufacturing experience and could experience difficulty in producing commercial volumes of the Aquadex System and related components or may need to depend on third parties for manufacturing.

We have limited experience in commercial manufacturing of the Aquadex System.  Following the acquisition of the Aquadex Business in 2016, we began manufacturing Aquadex FlexFlow® consoles and blood circuits in-house in the fourth quarter of 2017 and Aquadex FlexFlow® catheters in-house in the third quarter of 2018. We have manufactured the Aquadex SmartFlow® console since its development in 2019. However, because we have limited prior commercial manufacturing experience, we may incur manufacturing inefficiencies, delays, or interruptions. We may not be able to achieve low-cost manufacturing capabilities and processes that will enable us to manufacture the Aquadex System or related components in significant volumes, while meeting the legal, regulatory, quality, price, durability, engineering, design and production standards required to market our products successfully. If we experience difficulties with our manufacturing operations, we may experience delays in providing products and services to our customers, and our business could be harmed.

We depend upon third-party suppliers, including single-source suppliers, making us vulnerable to supply problems and price fluctuations.

We will rely on third-party suppliers, including single-source suppliers, to provide us with certain components of the Aquadex System. We have no long-term contracts with the majority of our third-party suppliers that guarantee volume or the continuation of payment terms. We depend on our suppliers to provide us with materials in a timely manner that meet our quality, quantity and cost requirements. The forecasts of demand we use to determine order quantities and lead times for components purchased from outside suppliers may be incorrect. If we do not increase our sales volumes, which drive our demand for our suppliers’ products, we may not procure volumes sufficient to receive favorable pricing, which could impact our gross margins if we are unable to pass along price differences to our customers. Recent global economic cost inflation trends could unfavorably impact pricing from our suppliers, which could impact our gross margins if we are unable to pass along price differences to our customers. Our failure to obtain required components or subassemblies when needed and at a reasonable cost would adversely affect our business. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. Any difficulties in locating and hiring third-party suppliers, or in the ability of third-party suppliers to supply quantities of our products at the times and in the quantities we need, could have a material adverse effect on our business.

The COVID-19 pandemic and other public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and overall financial performance.

During 2020 and 2021, we faced challenging social and economic conditions caused by the outbreak of the novel strain of coronavirus, SARS-CoV-2, and the resulting COVID-19 pandemic. The rapidly evolving COVID-19 pandemic disrupted our operations and forced us to implement changes to keep our customers, their patients, and our employees safe. These changes included restrictions on hospital access imposed on our field employees by customers working on the front lines of COVID-19 and managing the spread of the virus, changes to employee work practices by requiring employees to work remotely, and increased protocols to ensure the safety of those employees that remained on site.  The ongoing impact of the COVID-19 pandemic on our operational and financial performance will depend on certain future developments, including the extent and duration of future outbreaks, the ongoing impact on our customers and hospital access restrictions imposed on our field employees, and effect on our vendors, all of which remain uncertain and cannot be predicted.

We may experience curtailed customer demand or constrained supply that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may again experience negative impacts from changes in how we conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, production delays, warehouses and staffing disruptions and shortages, decreases or delays in customer demand and spending, and difficulties or changes to our sales process and customer support.

Several hospitals in the U.S. included the Aquadex System in their treatment protocol for fluid management of COVID-19, especially when dialysis equipment and staff are limited. However, we also experienced changes to our sales practices due to restrictions on hospital access and believe that such restrictions negatively affected revenue in other areas. In addition, the disruption created by COVID-19 created significant uncertainty about our ability to access the capital markets in future periods. As of the filing date of this Annual Report on Form 10-K, the extent to which the COVID-19 pandemic may continue to impact our financial condition or results of operations or guidance is uncertain and cannot be reasonably estimated but could be material and last for an extended period of time. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

The COVID-19 pandemic and accompanying market volatility, uncertainty and economic disruption also have the effect of heightening many of the other risks described herein.

We have been negatively impacted by the prioritization of COVID-19 patients in hospitals.

As a result of the rise in COVID-19 cases due to the Omicron variant, in 2022 hospitals were prioritizing and allocating beds and other resources for COVID-19 patients. In this regard, emergencies for patients with heart failure, unrelated to COVID-19, decreased and there was less emergency usage of the Aquadex System. The impact of the Omicron variant resulted in a decrease in revenues for the fourth fiscal quarter of 2021 and had continuing effects into early 2022.

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

Health care laws in the United States and other countries are subject to ongoing changes, including changes to the amount of reimbursement for hospital services. Additional laws and regulations, or changes to existing laws and regulations that are applicable to our business may be enacted or promulgated, and the interpretation, application or enforcement of the existing laws and regulations may change. Legislative proposals can substantially change the way health care is financed by both governmental and private insurers and may negatively impact payment rates for our system. We cannot predict the nature of any future laws, regulations, interpretations, applications or enforcements or the specific effects any of these might have on our business. However, in the United States and international markets, we expect that both government and third-party payers will continue to attempt to contain or reduce the costs of health care by challenging the prices charged, or deny coverage, for health care products and services. Any future laws, regulations, interpretations, applications or enforcement could delay or prevent regulatory approval or clearance of our Aquadex System and our ability to market our Aquadex System. Moreover, changes that result in our failure to comply with the requirements of applicable laws and regulations could result in the types of enforcement actions by the FDA and/or other agencies as described above, all of which could impair our ability to have manufactured and to sell the affected products.

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

We may be held liable if any product we develop or commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. The safety studies we must perform, and the regulatory approvals required to commercialize our products will not protect us from any such liability. We carry product liability insurance with a $6.0 million aggregate limit. However, if there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any approved product. If such insurance is insufficient to protect us, our business, results of operations and financial condition will be harmed. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage. Even if a product liability claim against us is without merit or if we are not found liable for any damages, a product liability claim could result in decreased interest in our registry studies, decreased demand for our system, if approved for commercialization, injury to our reputation, diversion of management’s attention from operating our business, withdrawal of study participants, significant costs of related litigation, loss of revenue or the inability to commercialize our products.

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

Approval or clearance of our products could be withdrawn, delayed, or denied by the EU, the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The EU imposes requirements on quality control systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Failure to comply with these requirements could prevent us from marketing our products in the European Community. The FDA also imposes requirements through quality system requirements, or QSR, regulations, which include requirements for good manufacturing practices, or GMP. Failure to comply with these requirements could prevent us from obtaining FDA approval of our products and from marketing such products in the United States. Our manufacturing facilities have not been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to EU requirements for medical devices. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that our facilities or the processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent obtaining the approvals we need to market our products in the European Community and the United States.

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

We may pursue acquisitions to obtain complementary businesses, products or technologies. Any such acquisition may not produce the revenues, earnings or business synergies that we anticipate, and an acquired business, product or technology might not perform as we expect. Our management could spend a significant amount of time, effort and money in identifying, pursuing and completing the acquisition. If we complete an acquisition, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired businesses, products or technologies into our operations. In particular, we may lose the services of key employees and we may make changes in management that impair the acquired business’s relationships with employees, vendors and customers. Additionally, we may acquire development-stage companies that are not yet profitable and which require continued investment, which could decrease our future earnings or increase our futures losses.

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

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our Aquadex System and related components. On August 5, 2016, upon closing of our acquisition of the Aquadex Business, we entered into a patent license agreement with Baxter pursuant to which we obtained, for no additional consideration, a world-wide license to 49 exclusively licensed and 9 non-exclusively licensed patents used in connection with the Aquadex System to make, have made, use, sell, offer for sale and import, the Aquadex System in the “field of use” as defined in the license. The license is exclusive, with respect to some patents, and non-exclusive, with respect to other patents. Under the patent license agreement, Baxter has agreed to use commercially reasonable efforts to continue maintenance of seven “required maintenance patents,” and we have agreed to reimburse Baxter for all fees, costs, and expenses (internal or external) incurred by Baxter in connection with such continued maintenance. The rights granted to us under the patent license agreement will automatically revert to Baxter in the event we cease operation of the Aquadex Business or we file for, or have filed against us, or otherwise undertake any bankruptcy, reorganization, insolvency, moratorium, or other similar proceeding.  We estimate that the patents licensed from Baxter will expire between approximately 2023 and 2026.

We have thirteen pending patent applications. The first application is based on our design for a wearable device designed to assist in maintaining peripheral venous blood flow access in the arm during ultrafiltration treatment. The second application includes multiple potential new features and capabilities relating to help patient fluid balance and to improve usability for healthcare providers. The third application involves a vacuum pump-controlled wearable appliance to increase vein diameter and venous flow for peripheral ultrafiltration. The fourth application involves plasma and blood volume measurement to guide ultrafiltration therapy.  The fifth application involves new features for ultrafiltration for the benefit of pediatric patients.  The sixth application involves a dual-lumen ultrafiltration catheter for improved peripheral access.  The seventh application involves a combination of diagnostic parameters to guide ultrafiltration therapy.  The eighth application involves a multi-stage cytokine filtration system.  The ninth application involves a system for ensuring that peripheral venous flow is maintained during ultrafiltration and other CKRT modalities. The tenth application enables an ultrafiltration system to provide better patient fluid balance.

In addition, as of February 24, 2023, we owned 38 issued patents and one pending patent applications in the United States and in foreign jurisdictions related to our C-Pulse System and had one pending application for neuromodulation. We estimate that most of our currently issued U.S. patents will expire by 2027. Given the strategic refocus away from the C-Pulse System and towards the Aquadex System, we have chosen to limit the maintenance of issued C-Pulse System related patents to those innovations that are of the highest value. Further, we have elected to emphasize a few of the most critical jurisdictions rather than maintain the earlier approach that involved multiple countries.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “NUWE”.  In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, the minimum stockholders’ equity requirement and the minimum bid price requirement.  There can be no assurances that we will be successful in maintaining, or if we fall out of compliance, in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the Nasdaq Capital Market.  Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities and we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock.

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

On December 9, 2022, we effected a 1-for-100 reverse stock split of our outstanding common stock. All share amounts and warrant or option exercise prices contained in this report reflect that adjustment.   Additionally, in 2020, the SEC approved a Nasdaq rule change to expedite delisting of securities of companies that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period.  Under the new rules, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any compliance periods and Nasdaq will instead require the issuance of a Staff delisting determination, which is appealable to a hearings panel. Our ability to remain listed on the Nasdaq Capital Market may be negatively impacted by this new Nasdaq rule.

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

As of February 24, 2023, we have warrants to purchase 19,190 shares of common stock outstanding, with exercise prices ranging from $25 to $89,040 with a weighted-average exercise price of $2,201.79.

As of February 24, 2023, there were 127 shares of Series F Preferred Stock outstanding, convertible into 5,080 shares of common stock. The certificate of designation for our Series F Preferred Stock contains an anti-dilution provision, which provision requires the lowering of the applicable conversion price, as then in effect, to the purchase price per share of common stock or common stock equivalents issued in the future. If the effective price per share on a common-stock equivalent basis in a future equity offering is lower than the then-current conversion price of the Series F Convertible Preferred Stock, then such conversion price shall be reduced to such lower price and additional shares of common stock will be issuable upon the conversion of the of the Series F Convertible Preferred Stock.  To the extent the outstanding shares of Series F Convertible Preferred Stock become exercisable for additional shares of common stock, holders of our common stock will experience further dilution.

If any security holder determines to sell a substantial number of shares into the market at any given time, there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our common stock. Moreover, continuous sales into the market of a number of shares in excess of the typical trading volume for our common stock could depress the trading market for our common stock over an extended period of time. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2022, we have outstanding warrants to purchase an aggregate of approximately 679,244 shares of our common stock, and options to purchase an aggregate of approximately 10,485 shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

Our board of directors has previously approved, pursuant to this authority, the issuance of preferred stock, and we have 127 shares of Series F Preferred Stock outstanding as of February 24, 2023.  Upon liquidation, dissolution or winding-up of the Company, holders of our Series F Preferred Stock have the right to receive, out of the assets, whether capital or surplus, of the Company an amount equal to the par value, plus any accrued and unpaid dividends thereon, for each share of such preferred stock held by such holder before any distribution or payment shall be made to the holders of our common stock, and, following such payment, such holders are entitled to receive the same amount that a holder of common stock would receive if such preferred stock was fully converted, pari passu with all the holders of common stock.

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

On December 9, 2022, we effected a 1-for-100 reverse split of our outstanding common stock. This reverse stock split did not change the par value of our common stock or the number of common or preferred shares authorized by our Certificate of Incorporation. Because the number of authorized shares of our common stock was not reduced proportionately, the reverse stock split increased our board of directors’ ability to issue authorized and unissued shares without further stockholder action. As of February 24, 2023 our certificate of incorporation provides for 100,000,000 shares of authorized common stock and 40,000,000 shares of authorized preferred stock, 30,000 of which are designated Series A Junior Participating Preferred Stock, 127 of which are designated Series F Preferred Stock, and we have 1,206,932 shares of common stock outstanding, 47,080 shares reserved for issuance upon the conversion, exercise or vesting of outstanding preferred stock, warrants and options, and 153,712 shares of common stock reserved for future grant under the Company’s equity incentive plans.

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

As of December 31, 2022, we had U.S. net operating loss (“NOL”) carryforwards of approximately $198.1 million for U.S. federal income tax purposes. Approximately $120.1 million of NOL carryforwards will expire from 2024 through 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, the NOL carryforwards generated in 2018 through 2020 totaling approximately $78.0 million do not expire. The expiration of state NOL carryforwards will vary by jurisdiction. In addition, future utilization of NOL carryforwards in the U.S. may be subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2022, the Company no longer had tax loss carryforwards in the Commonwealth of Australia due to the dissolution of its Australian subsidiary in November 2020.

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

Provisions in our charter documents and Delaware law may delay or deter a change-in-control transaction or limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

We are a “smaller reporting company” under federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease a 23,000 square foot facility located in Eden Prairie, Minnesota for office and manufacturing space under a non-cancelable operating lease that expires in March 2027. In November 2021, the Company entered into a fourth amendment to the lease, extending the term of the lease from March 31, 2022 to March 31, 2027. This facility serves as our corporate headquarters and houses substantially all our functional areas. Monthly rent and common area maintenance charges, including an estimate for property taxes for our headquarters, total approximately $31,000. The lease contains provisions for annual inflationary adjustments. Rent expense is being recorded on a straight-line basis over the term of the lease.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings.

We are not currently subject to any legal proceedings.

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

Stockholders of Record. As of February 24, 2023, we had 1,206,932 shares of common stock issued and outstanding, and there were 3 holders of record of our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Overview

We are a medical technology company dedicated to transforming the lives of patients suffering from fluid overload through science, collaboration, and innovative technology. The company is focused on developing, manufacturing, and commercializing medical devices used in ultrafiltration therapy, including the Aquadex System. The Aquadex SmartFlow system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20kg or more whose fluid overload is unresponsive to medical management, including diuretics.

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

Impact of COVID-19 Pandemic

During the years ended December 31, 2021 and 2020, we were subject to challenging social and economic conditions created as a result of the outbreak of the novel strain of coronavirus, SARS-CoV-2. The resulting impact of the COVID-19 pandemic created disruptions in our operations resulting from rapid and evolving changes implemented to keep our customers, their patients, and our employees safe. These changes included restrictions on hospital access imposed on our field employees by customers dealing in the front lines of COVID-19 and managing the spread of the virus, changes to employees work practices by requiring employees to work remotely and increased protocols to ensure the safety of those employees that remained on site. The ongoing impact of the COVID-19 outbreak on our operational and financial performance will depend on certain future developments, including any future spread and duration of an outbreak, the ongoing impact on our customers and hospital access restrictions imposed on our field employees, and effect on our vendors, all of which remain uncertain and cannot be predicted.

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

Several hospitals in the U.S. initially included the Aquadex System into their treatment protocol for fluid management of COVID-19, especially when dialysis equipment and staff were limited, but treatment regimens subsequently evolved so that the need to restore fluid balance became less prevalent. However, we also experienced changes to our sales practices due to restrictions on hospital access and believe that revenue in other areas was negatively impacted by these restrictions.  In addition, the disruption created by COVID-19 created significant uncertainty about our ability to access the capital markets in future periods. As of the filing date of this Form 10-K, the extent to which COVID-19 may continue to impact our financial condition or results of operations or guidance is uncertain and cannot be reasonably estimated but could be material and last for an extended period of time. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. See Part 1, Item 1-A “Risk Factors” in this Annual Report on Form 10-K.

Recent Developments

Public Offerings

On October 18, 2022, the Company closed on an underwritten public offering of 209,940 shares of common stock and 23,157,124 shares of Series I convertible preferred stock, for gross proceeds of approximately $11.0 million (the “October 2022 Offering”). Net proceeds totaled approximately $9.4 million after deducting underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

The offering was comprised of (1) 209,940 Class A Units, priced at a public offering price of $25 per Class A Unit, with each Class A Unit consisting of one share of common stock and 1.5 warrants to purchase one share of common stock at an exercise price of $25 per share, and (2) 23,157,124 Class B Units, priced at a public offering price of $0.25 per Class B Unit, with each Class B Unit consisting of one share of Series I convertible preferred stock, convertible into one share of common stock for every one hundred shares of Series I convertible preferred stock, and 1.5 warrants to purchase one share of common stock for every one hundred shares of Series I convertible preferred stock. The warrants included a cashless exercise provision that, upon becoming exercisable, the warrant holders could exercise at a $0.00 exercise price.

On December 8, 2022, following a special meeting of stockholders held on December 5, the Board approved a one-for-one hundred reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On December 9, 2022, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on December 9, 2022, and the Company’s common stock began trading on a split-adjusted basis when the market opened on December 12, 2022. The conversion price of the preferred stock issued in the transaction is fixed and did not contain any variable pricing feature or any price-based anti-dilutive feature. The preferred stock issued in this transaction included a beneficial ownership blocker but had no dividend rights (except to the extent that dividends are also paid on the common stock) or liquidation preference and, subject to limited exceptions, has no voting rights. The securities comprising the units are immediately separable and were issued separately.

The warrants became exercisable on January 4, 2023, following the effective date of a reverse stock split in an amount sufficient to permit the exercise in full of the warrants and upon stockholder approval of such reverse stock split and of the exercisability of the warrants under Nasdaq rules. The warrants will expire on the sixth anniversary of the initial exercise date.

Subsequent Events

At-The-Market Offering

On March 3, 2023, we entered into a Sales Agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to create an at-the-market offering program under which we may offer and sell shares having an aggregate offering price of up to $10.0 million. Ladenburg is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds.

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

Accounts Receivable
Our accounts receivable generally have terms that require payment in 30 days. We did not establish an allowance for doubtful accounts on December 31, 2022, as we have not experienced any bad debt write-offs or a deterioration in the aging of our receivables to date and do not expect to experience in the future.

Inventories
Inventories represent primarily finished goods, raw materials and sub-assemblies and are recorded at the lower of cost or net realizable value using the first-in, first-out method.

Stock-Based Compensation
We recognize all share-based payments to employees, directors, and consultants, including grants of stock options and common stock awards, in the consolidated statement of operations and comprehensive loss as an operating expense based on their fair values as established at the grant date. Other equity instruments issued to non-employees consist of warrants to purchase shares of our common stock. These warrants are either fully vested and exercisable at the date of grant or vest over a certain period during which services are provided.

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

Accounting for Warrants
We have issued and may continue to issue warrants to purchase shares of common stock through our public and private offerings. We account for such warrants in accordance with ASC 480 Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. If determined to be classified as a liability, we will remeasure the fair value of the warrants at each balance sheet date. If determined to be classified as equity, the fair value of the warrants will be measured as of the date of issuance and will not be subject to remeasurement at each balance sheet date.

The fair value of the warrant liability is estimated using a Monte Carlo simulation model using relevant inputs and assumptions based upon the terms of the warrants.

Loss per share
Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the year ended December 31, 2021, includes a deemed dividend of $75,000 that resulted from the change in the exercise price of warrants as a result of the March 2021 and September 2021 offerings.  (See Note 4 – Stockholders’ Equity to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was therefore bypassed, and the Company proceeded to measure fair value of the asset group. The Company has determined the fair value of the asset group using expected cash flows associated with its loaner units by estimating future discounted cash flows expected from the rental of these units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. There have been no impairment losses recognized for the years ended December 31, 2022 or December 31, 2021.

Going Concern
Our Consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2022 and 2021, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of December 31, 2022, we had an accumulated deficit of $267.4 million and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

We became a revenue generating company after acquiring the Aquadex Business in August 2016.  We expect to incur additional losses in the near-term as we grow the Aquadex Business, including investments in expanding our sales and marketing capabilities, purchasing inventory and manufacturing components, investing in clinical research, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, we must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require us to succeed in training personnel at hospitals and effectively and efficiently manufacturing, marketing and distributing the Aquadex System and related components. There can be no assurance that we will succeed in these activities, and we may never generate revenues sufficient to achieve profitability.

During 2021 and through December 31, 2022, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $37.3 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. See Note 4 –Stockholders’ Equity, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the issuance of equity securities or other financing transactions.  Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern.  No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

We believe that our existing capital resources will be sufficient to support our operating plan through December 31, 2023; however, there can be no assurance of this. We may seek to raise additional capital to support our growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance the Company will be successful in raising additional capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes become effective for the Company on January 1, 2023. Management has evaluated the potential impact of these changes on the consolidated financial statements of the Company and does not anticipate the new standard will have a material impact on the Company’s consolidated financial statements.

Information regarding new accounting pronouncements, when applicable, is included in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K.  There are no new accounting pronouncements not yet adopted that we believe will have a material impact on the consolidated financial statements of the Company.

FINANCIAL OVERVIEW

We are a medical technology company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and product development, and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing efforts, as well as continued development of clinical evidence and new product development efforts. As of December 31, 2022, we had an accumulated deficit of $267.4 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings, and debt. Although we believe that we will be able to successfully fund our operations in the future, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Net Sales
(dollars in thousands)

Year Ended December 31, 2022	Year Ended December 31, 2021	Increase (Decrease)	% Change
$8,543	$7,921	$622	7.9%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. Sales during the twelve months ended December 31, 2022, increased from console sales to both new and existing customers, higher circuit sales, and higher service-related revenue.

Costs and Expenses
Our costs and expenses were as follows:

(dollars in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Increase (Decrease)	% Change
Cost of goods sold	$3,788	$3,430	$358	10.4%
Selling, general and administrative	$17,584	$19,039	$(1,455)	(7.6%)
Research and development	$4,342	$4,978	$(636)	(12.8%)

Cost of Goods Sold
The increase in costs of goods sold  for the year ended December 31, 2022 compared to the year ended December 31, 2021, was due to higher sales, lower fixed overhead absorption because of lower manufacturing volumes, and a $97,000 inventory write-off resulting from the discontinuation of a distribution agreement.

Selling, General and Administrative
The decrease in selling, general and administrative expense primarily reflects the Company’s ongoing expense reduction efforts.  Selling, general and administrative expenses were also lower due to unfilled positions and non-recurring expenses in the prior year period.

Research and Development
The decrease  in Research and Development (R&D) expenses over the prior year was primarily driven by expense of $428,160 in 2021 for a non-refundable technology license fee, as discussed in Note 10 – Commitments and Contingencies.

Income Tax Expense

(dollars in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Increase (Decrease)	% Change
Income tax expense	$9	$9	$—	0.0%

We have not recognized any income tax benefit in our statement of operations related to our U.S. operating losses, as all tax benefits are fully reserved. We generate minimal amounts of income tax expense in connection with activities incurred by our Irish subsidiary.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through cash on hand and a series of equity and debt issuances. On December 9, 2022, we effected a 1-for-100 reverse split of our outstanding common stock. This reverse stock split did not change the par value of our common stock or the number of common or preferred shares authorized by our Certificate of Incorporation. Because the number of authorized shares of our common stock was not reduced proportionately, the reverse stock split increased our board of directors’ ability to issue authorized and unissued shares without further stockholder action. As of February 24, 2023 our certificate of incorporation provides for 100,000,000 shares of authorized common stock and 40,000,000 shares of authorized preferred stock, 30,000 of which are designated Series A Junior Participating Preferred Stock,127 of which are designated Series F Preferred Stock, and 1,049,280 of which represent Series I preferred stock outstanding, and we have 1,206,932 shares of common stock outstanding, 47,080 shares reserved for issuance upon the conversion, exercise or vesting of outstanding preferred stock, warrants and options, and 153,712 shares of common stock reserved for future grant under the Company’s equity incentive plans.  All common stock share amounts reflected herein have been adjusted to give effect to the December 2022 reverse stock split.

On January 28, 2020, we closed on an underwritten public offering of 2,015 shares of common stock, 3,839 shares of Series H Preferred Stock and warrants to purchase 5,855 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $9.7 million. Net proceeds totaled approximately $8.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On March 23, 2020, we closed on a registered direct offering of 1,387 shares of common stock for gross proceeds of approximately $1.2 million, prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 1,387 shares of the Company’s common stock. See Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On April 1, 2020, we closed on a registered direct offering of 1,710 shares of common stock for gross proceeds of approximately $2.2 million, prior to deduction of commissions and offering expenses payable related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 855 shares of the Company’s common stock. The warrants were exercisable immediately and expire five and a half years from the date of issuance. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On May 5, 2020, we closed on a registered direct offering of 1,199 shares of common stock for gross proceeds of approximately $1.7 million, prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, we agreed to issue to the investors in the registered direct offering warrants to purchase up to 600 shares of the Company’s common stock. The warrants were exercisable immediately and will expire five and a half years from the date of issuance. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On August 21, 2020, we closed on an underwritten public offering of 10,647 shares of common stock and warrants to purchase 10,647 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $14.4 million. Net proceeds totaled approximately $13.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On March 19, 2021, we closed on an underwritten public offering of 37,958 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, for gross proceeds of approximately $20.9 million. Net proceeds totaled approximately $18.9 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On September 17, 2021, we closed on an underwritten public offering of 40,056 shares of common stock, for gross proceeds of approximately $10.0 million. Net proceeds totaled approximately $9.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On October 18, 2022, the Company closed on an underwritten public offering of 209,940 shares of common stock and 23,157,124 shares of Series I convertible preferred stock, for gross proceeds of approximately $11.0 million (the “October 2022 Offering”). Net proceeds totaled approximately $9.4 million after deducting underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

The offering was comprised of (1) 209,940 Class A Units, priced at a public offering price of $25 per Class A Unit, with each Class A Unit consisting of one share of common stock and 1.5 warrants to purchase one share of common stock at an exercise price of $25 per share, and (2) 23,157,124 Class B Units, priced at a public offering price of $0.25 per Class B Unit, with each Class B Unit consisting of one share of Series I convertible preferred stock, convertible into one share of common stock for every one hundred shares of Series I convertible preferred stock, and 1.5 warrants to purchase one share of common stock for every one hundred shares of Series I convertible preferred stock  The warrants included a cashless exercise provision that, upon becoming exercisable, the warrant holders could exercise at a $0.00 exercise price.

The warrants became exercisable beginning on the effective date of a reverse stock split in an amount sufficient to permit the exercise in full of the warrants, contingent upon stockholder approval of such reverse stock split and of the exercisability of the warrants under Nasdaq rules, and will expire on the sixth anniversary of the initial exercise date.

On December 8, 2022, following a special meeting of stockholders that was held on December 5, 2022, the Company’s board of directors approved a one-for-one hundred reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On December 9, 2022, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on December 9, 2022, and the Company’s common stock began trading on a split-adjusted basis when the market opened on December 12, 2022. The conversion price of the preferred stock issued in the transaction was fixed and does not contain any variable pricing feature or any price-based anti-dilutive feature. The preferred stock issued in this transaction included a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock) or liquidation preference and, subject to limited exceptions, has no voting rights. The securities comprising the units are immediately separable and were issued separately.

In connection with the October 2022 Offering, the conversion price of the Series F convertible preferred stock was reduced from $250 to $25, the per share price to the public in the October 2022 Offering. In addition, the exercise price of the common stock warrants issued in connection with the January 2020 Offering was reduced from $250 to $165, based on ”reset” provisions in the related warrant agreement.

As of December 31, 2022 and 2021, cash, cash equivalents, and marketable securites were $18.3 million and $24.2 million, respectively. Our business strategy and ability to fund our operations in the future depends in part on our ability to grow the Aquadex Business by expanding our salesforce, selling our products to hospitals and other healthcare facilities, and controlling costs. We will likely need to seek additional financing in the future, which, to date, has been through offerings of our equity.

Cash Flows from Operating Activities

Net cash used in operating activities was $15.1 million and $17.8 million in 2022 and 2021, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, and the effects of changes in operating assets and liabilities, including working capital, as well as the net impact of non-cash financing  expense and change in the fair value of the warrant liability for the current year period.

Cash Flows from Investing Activities

Net cash provided and (used) in investing activities was $14.7 million and ($15.7) million in 2022 and 2021, respectively. The cash provided in investing activities represented the proceeds from the sale of marketable securities and cash used in investing activities was primarily for the purchase of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.4 million and $27.9 million in 2022 and 2021, respectively. The cash provided from financing activities in both years was the result of proceeds received from the Company’s underwritten public offerings of equity securities.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022, which represent material expected or contractually committed future obligations:

(Dollars in thousands)	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating Lease	$249	$521	$341	$-	$1,111
Financing Leases	32	-	-	-	32
Total	$281	$521	$341	$-	$1,343

We lease a 23,000 square foot facility located in Eden Prairie, Minnesota for office and manufacturing space under a non-cancelable operating lease that expires in March 2027. In November 2021, the Company entered into a fourth amendment to the lease, extending the term of the lease from March 31, 2022 to March 31, 2027. This facility serves as our corporate headquarters and houses substantially all our functional areas. Monthly rent and common area maintenance charges, including estimated property tax for our headquarters total approximately $31,000. The lease contains provisions for annual inflationary adjustments. Rent expense is being recorded on a straight-line basis over the term of the lease. The Company also entered into two finance leases in 2020 for computer hardware and audio-visual equipment with monthly payments of approximately $2,400 due through August 2023.

Capital Resource Requirements

As of December 31, 2022, we did not have any material commitments for capital expenditures.

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

Report of Independent Registered Public Accounting Firm (PCAOB ID 23)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nuwellis, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuwellis, Inc. and Subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

EVALUATION OF LONG-LIVED ASSETS FOR IMPAIRMENT

Critical Audit Matter Description

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

As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to fair value the asset group. The Company has determined the fair value of the asset group using a composite approach.  It is based on the expected cash flows associated with each of the components of the asset group.  For the loaner units, the Company estimated future discounted cash flows expected from the units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. For the right of use asset, the Company estimated the value a market participant would pay to lease the asset for its highest and best use.

Considerable management judgment is necessary to estimate the fair value of the asset group; therefore, we considered the evaluation of long-lived assets for impairment as a critical audit matter.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•
As part of our risk assessment procedures, we evaluated the design and implementation of the Company’s controls over its process to evaluate the presence of indicators of potential impairment at the end of each reporting period and the determination of the asset group’s fair value

•	Testing the Company’s conclusions regarding the interrelation of its cash flows in determining the asset grouping
•	Testing the completeness, accuracy and relevance of the inputs and assumptions in determining the fair value of the asset grouping
•	Testing a sample of the costs paid for acquisition of long-lived assets in the current year to corroborate the replacement cost of these assets
•	Testing the discount rate used in the analysis.
•	Testing the estimates of what a market participant would pay to lease the right-of-use asset for its highest and best use
•	Testing the sensitivity of the significant inputs and assumptions to the determination of fair value

EVALUATION OF WARRANT LIABILITY

Critical Audit Matter Description

As described in Notes 5 and 6 to the consolidated financial statements, the Company issued 66,268 Common Stock Warrants which were classified as liabilities. Management determined the proper classification of the warrants by reviewing the terms and conditions of the issued warrants and applying the applicable accounting guidance, including Accounting Standards Codification (ASC) 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging. The Company determined the fair value of warrants at the date of issuance and year-end using a Monte Carlo simulation model.

We identified the assessment of the measurement of fair value of the common stock warrants as a critical audit matter. Specifically, there was a high degree of subjective auditor judgment, including the involvement of professionals with specialized skills and knowledge, due to the complex valuation methodology that incorporates several assumptions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•
As part of our risk assessment procedures, we evaluated the design and implementation of the Company’s controls over the Company’s process to measure the fair value of its common stock warrant instrument.

•
With the assistance of firm personnel having specialized skills and knowledge, we tested the model and methodology used to calculate the fair value of the common stock warrants including an independent re-calculation.

•	Performed audit procedures surrounding management’s assumptions utilized in the valuation model.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota
March 3, 2023

NUWELLIS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$17,737	$8,742
Marketable securities	569	15,463
Accounts receivable	1,406	750
Inventories, net	2,661	2,843
Other current assets	396	328
Total current assets	22,769	28,126
Property, plant and equipment, net	980	1,188
Operating lease right-of-use asset	903	1,082
Other assets	21	21
TOTAL ASSETS	$24,673	$30,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,245	$1,414
Accrued compensation	2,161	1,664
Current portion of operating lease liability	196	167
Current portion of finance lease liability	28	26
Other current liabilities	58	36
Total current liabilities	4,688	3,307
Common stock warrant liability	6,868	—
Operating lease liability	760	956
Finance lease liability	—	28
Other long-term liability	—	179
Total liabilities	12,316	4,470
Commitments and contingencies

Stockholders’ equity
Series A junior participating preferred stock as of December 31, 2022 and December 31, 2021, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of December 31, 2022 and December 31, 2021, par value $0.0001 per share; authorized 127 shares, issued and outstanding 127 shares	—	—
Series I convertible preferred stock as of December 31, 2022 and December 31, 2021, par value $0.0001 per share; authorized 1,049,280 and none, issued and outstanding 1,049,280 and none, respectively	—	—
Preferred stock as of December 31, 2022 and December 31, 2021, par value $0.0001 per share; authorized 39,969,873 shares, none outstanding	—	—
Common stock as of December 31, 2022 and December 31, 2021, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 536,394 and 105,376, respectively	—	—
Additional paid‑in capital	279,736	278,874
Accumulated other comprehensive income:
Foreign currency translation adjustment	(18)	(11)
Unrealized gain (loss) on marketable securities	56	(24)
Accumulated deficit	(267,417)	(252,892)
Total stockholders’ equity	12,357	25,947
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,673	$30,417

See notes to the consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Net sales	$8,543	$7,921
Cost of goods sold	3,788	3,430
Gross profit	4,755	4,491
Operating expenses:
Selling, general and administrative	17,584	19,039
Research and development	4,342	4,978
Total operating expenses	21,926	24,017
Loss from operations	(17,171)	(19,526)
Other income (expense), net
Other income (expense), net	75	(19)
Financing expense	(9,247)	—
Change in fair value of warrant liability	11,827	—
Loss before income taxes	(14,516)	(19,545)
Income tax expense	(9)	(9)
Net loss	$(14,525)	$(19,554)

Basic and diluted loss per share	$(83.55)	$(285.36)

Weighted average shares outstanding – basic and diluted	174	69

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	80	(24)
Unrealized foreign currency translation adjustment	(7)	(4)
Total comprehensive loss	$(14,452)	$(19,582)

See notes to the consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2020	27,360	$—	$249,663	$(7)	$(233,338)	$16,318
Net loss	—	—	—	—	(19,554)	(19,554)
Unrealized foreign currency translation adjustment	—	—	—	(4)	—	(4)
Unrealized loss on marketable securities	—	—	—	(24)	—	(24)
Stock-based compensation, net	—	—	1,314	—	—	1,314
Issuance of common stock, net	78,014	—	27,896	—	—	27,896
Exercise of warrants	2	—	1	—	—	1
Balance December 31, 2021	105,376	$—	$278,874	$(35)	$(252,892)	$25,947
Net loss	—	—	—	—	(14,525)	(14,525)
Unrealized foreign currency translation adjustment	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities	—	—	—	80	—	80
Stock-based compensation, net	—	—	862	—	—	862
Issuance of common stock, net	209,940	—	—	—	—	—
Conversion of preferred stock into common stock	221,078	—	—	—	—	—
Balance December 31, 2022	536,394	$—	$279,736	$38	$(267,417)	$12,357

See notes to the consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2022	2021
Operating Activities
Net loss	$(14,525)	$(19,554)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	372	488
Stock-based compensation expense, net	862	1,314
Change in fair value of warrant liability	(11,827)	—
Financing expense	9,247	—
Net realized and unrealized gains on marketable securities	124	13
Changes in operating assets and liabilities:
Accounts receivable	(656)	155
Inventory	140	(143)
Other current assets	(68)	(91)
Other assets and liabilities	(96)	186
Accounts payable and accrued expenses	1,278	(211)
Net cash used in operations	(15,149)	(17,843)

Investing activities:
Purchases of marketable securities	—	(18,850)
Proceeds from sales of marketable securities	14,850	3,350
Purchase of property and equipment	(122)	(219)
Net cash provided (used) in investing activities	14,728	(15,719)

Financing activities:
Proceeds from public stock offerings, net	9,449	27,896
Proceeds from warrant exercises	—	1
Payments on finance lease liability	(26)	(26)
Net cash provided by financing activities	9,423	27,871

Effect of exchange rate changes on cash	(7)	(4)
Net increase in cash and cash equivalents	8,995	(5,695)
Cash and cash equivalents—beginning of year	8,742	14,437
Cash and cash equivalents—end of year	$17,737	$8,742

Supplemental schedule of non-cash activities
Inventory transferred to property, plant and equipment	$42	$257
Operating right-of-use asset recorded as an operating lease liability	$—	$901

Supplemental cash flow information
Cash paid for income taxes	$9	$11

See notes to the consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1—Nature of Business and Significant Accounting Policies

Nature of Business

Nuwellis, Inc. (the “Company”) is a medical technology company focused on developing, manufacturing and commercializing the Aquadex FlexFlow® and Aquadex SmartFlow® systems (collectively, the “Aquadex System”) for ultrafiltration therapy. The Aquadex SmartFlow® system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg or more, whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with a wholly owned subsidiary in Ireland. The Company has been listed on Nasdaq since February 2012.

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

Going Concern

The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2022 and 2021, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of December 31, 2022, the Company had an accumulated deficit of $267.4 million, and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

The Company became a revenue-generating company after acquiring the Aquadex Business in August 2016.  The Company expects to incur additional losses in the near-term as it grows the Aquadex Business, including investments in expanding its sales and marketing capabilities, purchasing inventory, manufacturing components, investing in clinical research and new product development, and complying with the requirements related to being a U.S. public company. To become and remain profitable, the Company must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require the Company to succeed in training personnel at hospitals and effectively and efficiently manufacturing, marketing, and distributing the Aquadex System and related components. There can be no assurance that the Company will succeed in these activities, and it may never generate revenues sufficient to achieve profitability.

During 2021 and through December 31, 2022, the Company closed on underwritten public equity offerings for aggregate net proceeds of approximately $37.3 million after deducting the underwriting discounts and commissions and other costs associated with the offerings. See Note 4—Stockholders’ Equity for additional related disclosure. The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

The Company believes that its existing capital resources will be sufficient to support its operating plan through December 31, 2023. However, the Company may seek to raise additional capital to support its growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Nuwellis, Inc. and its wholly owned subsidiary, Sunshine Heart Ireland Limited. All intercompany accounts and transactions between consolidated entities have been eliminated.

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

Marketable securities

The Company’s marketable securities typically consist of investment-grade, U.S. dollar-denominated fixed and floating-rate debt, which are classified as available-for-sale and included in current assets. Most marketable securities mature within twelve months from their date of purchase and generally are intended to fund current operations. Securities are valued based on market prices for similar assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss).

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis and impairment is indicated, it must be determined whether the impairment is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of shareholders’ equity in accumulated other comprehensive gain (loss). There were no other than temporary unrealized losses as of December 31, 2022.

Accounts Receivable

Accounts receivables are unsecured, recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts, and it will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration in the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of December 31, 2022 or December 31, 2021.  As of December 31, 2022, two customers represented 15% and 10% of the total accounts receivable balance.  As of December 31, 2021, two customers represented 12% and 11% of the total accounts receivable balance.

Inventories

Inventories are recorded at the lower of cost or net realizable value using the first-in, first-out method. Overhead is allocated to manufactured finished goods inventory based on the normal capacity of the Company’s production facilities. Abnormal amounts of overhead, if any, are expensed as incurred. On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving, and obsolete by considering factors such as inventory levels and expected product life.  A reserve is established for any identified excess, slow moving, and obsolete inventory through a charge to cost of goods sold.  Inventories consisted of the following as of December 31:

(Dollars in thousands)	2022	2021
Finished Goods	$993	$1,527
Work in Process	204	276
Raw Materials	1,609	1,281
Inventory Reserves	(145)	(241)
Total	$2,661	$2,843

Other Current Assets

Other current assets represent prepayments and deposits made by the Company.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed based upon the estimated useful life of the respective asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Repairs and maintenance cost is expensed as incurred. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of is removed from the related accounts, and any residual values are charged to expense. Depreciation expense has been calculated using the following estimated useful lives:

Production Equipment	3-7 years
Office Furniture and Fixtures	3-5 years
Computer Software and Equipment	3-4 years
Loaners and demo equipment	1-5 years
Leasehold improvements	3-5 years

Depreciation expense was $372,000 and $488,000 for the years ended December 31, 2022 and 2021, respectively.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to fair value the asset group.               The Company has determined the fair value of the asset group using a combination of expected discounted cash flows and other fair value indicators related to the asset grouping.

There have been no impairment losses recognized for the years ended December 31, 2022 or 2021.

Accounts Payable and Accrued Liabilities

Accrued liabilities includes amounts accrued but not invoiced related to payments owed for licensing agreements, director fees, and others.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, for additional disclosures. For the year ended December 31, 2022, one customer represented 12.5% of net sales.  For the years ended December 31, 2021, two customers represented 12.3% and 10.7% of net sales.

Foreign Currency Translation

Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Assets and liabilities of foreign operations are translated at period-end exchange rates with the impacts of foreign currency translation recorded in cumulative translation adjustment, a component of accumulated other comprehensive income. Foreign currency transactions gains and losses are included in other expense, net in the consolidated statements of operations and other comprehensive loss.

Stock-Based Compensation

The Company recognizes all share-based payments to employees, directors, and consultants, including grants of stock options and common stock awards, in the consolidated statement of operations and comprehensive loss as an operating expense based on their fair values as established at the grant date. Equity instruments issued to non-employees include common stock awards or warrants to purchase shares of our common stock. These common stock awards or warrants are either fully vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of fully vested awards at the time of grant, and of unvested awards over the period in which the related services are received.

The Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. Market price at the date of grant is used to calculate the fair value of common stock awards.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for forfeitures. See Note 5—Stock-Based Compensation, for further information regarding the assumptions used to calculate the fair value of stock-based compensation.

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

Loss per share

Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. The net loss allocable to common stockholders for the year ended December 31, 2021, includes a deemed dividend of $75,000 that resulted from the change in the exercise price of warrants as a result of the March 2021 and September 2021 public offerings. (see Note 4 — Stockholders’ Equity).

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each year presented:

	December 31,
	2022	2021
Stock options	10,485	7,481
Warrants to purchase common stock	679,244	16,299
Series F convertible preferred stock	5,080	50,800
Series I convertible preferred stock	10,493	—
Total	705,302	74,580

The following table reconciles reported net loss with reported net loss per share for the years ended December 31:

(in thousands, except per share amounts)	2022	2021
Net loss	$(14,525)	$(19,545)
Deemed dividend to preferred stockholders (see Note 4)	—	(75)
Net loss after deemed dividend	(14,525)	(19,620)
Weighted average shares outstanding	174	69
Basic and diluted loss per share	$(83.55)	$(285.36)

Research and Development

Research and development (R&D) costs include activities related to development, design, and testing improvements of the Aquadex System and potential related new products. These R&D costs also include expenses related to clinical research that the Company may sponsor or conduct to enhance understanding of the product and its use. R&D costs are expensed as incurred.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses.” This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses, and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes become effective for the Company on January 1, 2023. Management has evaluated the potential impact of these changes on the consolidated financial statements of the Company and does not anticipate it will have any impact to the Company’s consolidated financial statements.

The Company evaluates subsequent events through the date the consolidated financial statements are filed for events requiring adjustment to or disclosure in the consolidated financial statements.

Note 2 – Revenue Recognition

Net Sales

The Company sells its products in the United States primarily through a direct salesforce. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Brazil, Colombia, the Czech Republic, Germany, Greece, Hong Kong, India, Israel, Italy, Panama.  Romania, Singapore, Slovakia, Spain, Switzerland, Thailand, United Arab Emirates, and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies.

Revenue from product sales is recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery. Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers, which are recognized over time. This revenue represents less than 1% of net sales for each of the years ended December 31, 2022 and 2021. The unfulfilled performance obligations related to these extended service plans are included in deferred revenue, which is included in other current liabilities on the consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3—Property, Plant and Equipment

Property, plant and equipment were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Production Equipment	$1,360	$1,321
Loaners and Demo Equipment	1,444	1,364
Computer Software and Equipment	719	714
Office Furniture & Fixtures	375	364
Leasehold Improvements	253	245
Total	4,151	4,008
Accumulated Depreciation	(3,171)	(2,820)
	$980	$1,188

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

The offering was comprised of Series F convertible preferred stock, convertible into shares of the Company’s common stock at a conversion price of $189,000 per share.  Each share of Series F convertible preferred stock was accompanied by a Series 1 warrant, which was to expire on the first anniversary of its issuance, to purchase 16 shares of the Company’s common stock at an exercise price of $189,000 per share, and a Series 2 warrant, which expires on the seventh anniversary of its issuance, to purchase 4 shares of the Company’s common stock at an exercise price of $189,000 per share. The Series F convertible preferred stock has full ratchet price-based anti-dilution protection, subject to customary carve-outs, in the event of a down-round financing at a price per share below the conversion price of the Series F convertible preferred stock (which protection will expire if, during any 20 of 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 300% of the then-effective conversion price of the Series F convertible preferred stock and the daily dollar trading volume for each trading day during such period exceeds $200,000).  The exercise price of the warrants is fixed and does not contain any variable pricing features, nor any price based anti-dilutive features, apart from customary adjustments for stock splits, combinations, reclassifications, stock dividends or fundamental transactions.  A total of 18,000 shares of Series F convertible preferred stock convertible into 96 shares of common stock and warrants to purchase 191 shares of common stock were issued in the offering.

Effective March 12, 2019, the conversion price of the Series F convertible preferred stock was reduced from $89,040 to $15,750, the per share price to the public of the Series G convertible preferred stock issued in the March 2019 Offering.  Effective October 25, 2019, the conversion price of the Series F convertible preferred stock was reduced from $15,750 to $4,230, and on November 6, 2019, from $4,230 to $2,983, the per share price to the public in the October and November 2019 transactions, respectively.  Effective January 28, 2020, the conversion price of the Series F convertible preferred stock was reduced from $2,983 to $1,650, the per share price to the public of the Series H convertible preferred stock which closed in an underwritten public offering on January 28, 2020, described below. Effective March 23, 2020, the conversion price of the Series F convertible preferred stock was reduced from $1,650 to $900, the per share price to the public in the March 2020 transaction, described below. In connection with the September 2021 offering, the conversion price of the Series F convertible preferred stock was reduced from $550 to $250, the per share price to the public in the September 2021 offering, described below. In connection with the October 2022 offering, the conversion price of the Series F convertible preferred stock was reduced from $250 to $25, the per share price to the public in the October 2020 offering, described below.

As of December 31, 2022, and December 31, 2021, 127 shares of the Series F convertible preferred stock remained outstanding.

Series H Convertible Preferred Stock and January 2020 Offering: On January 28, 2020, the Company closed on an underwritten public offering of common stock, Series H convertible preferred stock, and warrants to purchase shares of common stock for gross proceeds of $9.7 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants (“January 2020 Offering”). Net proceeds totaled approximately $8.6 million after deducting the underwriting discounts and commissions and other costs associated with the offering. The Series H convertible preferred stock included a beneficial conversion amount of $1.6 million, representing the intrinsic value of the shares at the time of issuance, and $0.2 million of down-round protection in connection with the re-pricing of the warrants following the March 2020 offering described below. This amount is reflected as an increase to the loss per share allocable to common stockholders in the year ended December 31, 2020.

The January 2020 Offering was comprised of 2,015 shares of common stock priced at $1,650 per share and 115,173 shares of Series H convertible preferred stock, convertible into common stock at $1,650 per share, including the full exercise of the over-allotment option. Each share of Series H convertible preferred stock and each share of common stock was accompanied by a warrant to purchase common stock.  The warrants are exercisable into 5,855 shares of common stock. The conversion price of the preferred stock issued in the transaction is fixed and does not contain any variable pricing feature or any price-based anti-dilutive feature. The preferred stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock) or liquidation preference, and, subject to limited exceptions, has no voting rights. The securities comprising the units are immediately separable and were issued separately. The warrants were exercisable beginning on the closing date and expire on the fifth anniversary of the closing date and had an initial exercise price per share equal to $1,650 per share, subject to appropriate adjustment in the event of subsequent equity sales of common stock or securities convertible into common stock for an exercise price per share less than the exercise price per share of the warrants then in effect (but in no event lower than 10% of the applicable unit offering price), or in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting our common stock. Effective March 23, 2020, the exercise price of these warrants was reduced from $1,650 to $900, the per share price to the public in the March 2020 offering, described below.

As of December 31, 2020, all 115,173 shares of the Series H convertible preferred stock had been converted into common stock and none remained outstanding.  As of December 31, 2020, warrants to purchase 4,552 shares of common stock had been exercised for total cash proceeds of $4.1 million.

March 2020 Offering: On March 23, 2020, the Company closed on a registered direct offering of 1,387 shares of its common stock at a price to the public of $900 per share, for gross proceeds of approximately $1.2 million, or $1.0 million net proceeds, after deducting commissions and offering expenses. In a concurrent private placement, the Company agreed to issue to the investors in the registered direct offering warrants to purchase up to 1,387 shares of the Company’s common stock. The warrants to purchase up to 1,387 shares of common stock have an exercise price of $1,118 per share, were exercisable six months from the date of issuance, and will expire five and a half years from the date of issuance.

April 2020 Offering: On April 1, 2020, the Company closed on a registered direct offering of 1,710 shares of its common stock at a price to the public of $1,302 per share, for gross proceeds of approximately $2.2 million, prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, the Company agreed to issue to the investors in the registered direct offering warrants to purchase up to 855 shares of the Company’s common stock.  The warrants have an exercise price of $1,115 per share, were exercisable immediately, and will expire five and a half years from the date of issuance.

May 2020 Offering: On May 5, 2020, the Company closed on a registered direct offering of 1,199 shares of its common stock at a price to the public of $1,418 per share, for gross proceeds of approximately $1.7 million, prior to deduction of commissions and offering expenses related to the transaction. In a concurrent private placement, the Company agreed to issue to the investors in the registered direct offering warrants to purchase up to 600 shares of the Company’s common stock.  The warrants have an exercise price of $1,230 per share, were exercisable immediately, and will expire five and a half years from the date of issuance.

August 2020 Offering: On August 21, 2020, the Company closed on an underwritten public offering of common stock and warrants to purchase shares of common stock for gross proceeds of approximately $14.4 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants (“August 2020 Offering”). Net proceeds totaled approximately $13.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering.  The August 2020 Offering was comprised of 10,647 shares of common stock priced at $1,350 per share.  Each share of common stock was accompanied by a warrant to purchase common stock.  The warrants are exercisable into 10,647 shares of common stock. The securities comprising the units are immediately separable and were issued separately. The warrants were exercisable beginning on the effective date of our stockholders’ approval of a reverse stock split in an amount sufficient to permit the exercise in full of the warrants, which occurred on October 6, 2020, and will expire on the five-year anniversary of the closing date.

March 2021 Offering: On March 19, 2021, the Company closed on an underwritten public offering of 37,958 shares of common stock, for gross proceeds of approximately $20.9 million (the “March 2021 Offering”).  Net proceeds totaled approximately $18.9 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

In connection with the March 2021 Offering, the conversion price of the Series F convertible preferred stock was reduced from $900 to $550, the per share price to the public in the March 2021 Offering. In addition, the exercise price of the common stock warrants issued in connection with the January 2020 Offering was reduced from $900 to $550, the per share price to the public in the March 2021 Offering.

September 2021 Offering: On September 17, 2021, the Company closed on an underwritten public offering of 40,056 shares of common stock, for gross proceeds of approximately $10.0 million (the “September 2021 Offering”).  Net proceeds totaled approximately $9.0 million after deducting the underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

In connection with the September 2021 Offering, the conversion price of the Series F convertible preferred stock was reduced from $550 to $250, the per share price to the public in the September 2021 Offering. In addition, the exercise price of the common stock warrants issued in connection with the January 2020 Offering was reduced from $550 to $250, the per share price to the public in the September 2021 Offering.

October 2022 Offering: On October 18, 2022, the Company closed on an underwritten public offering of 209,940 shares of common stock and 23,157,124 shares of Series I convertible preferred stock, for gross proceeds of approximately $11.0 million (the “October 2022 Offering”). Net proceeds totaled approximately $9.4 million after deducting underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

The offering was comprised of (1) 209,940 Class A Units, priced at a public offering price of $25 per Class A Unit, with each Class A Unit consisting of one share of common stock for every one hundred shares of Series I convertible preferred stock and 1.5 warrants to purchase one share of common stock at an exercise price of $25 per share, and (2) 23,157,124 Class B Units, priced at a public offering price of $0.25 per Class B Unit, with each Class B Unit consisting of one share of Series I convertible preferred stock, convertible into one share of common stock for every one hundred shares of Series I convertible preferred stock, and 1.5 warrants to purchase one share of common stock for every one hundred shares of Series I convertible preferred stock.  The warrants included a cashless exercise provision that upon becoming exercisable, the warrant holders could exercise at a $0.00 exercise price.

The warrants became exercisable beginning on the effective date of a reverse stock split in an amount sufficient to permit the exercise in full of the warrants, contingent upon stockholder approval of such reverse stock split and of the exercisability of the warrants under Nasdaq rules, and will expire on the sixth anniversary of the initial exercise date.

On December 8, 2022, following a special meeting of stockholders, the Company’s board of directors approved a one-for-one hundred reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On December 9, 2022, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on December 9, 2022, and the Company’s common stock began trading on a split-adjusted basis when the market opened on December 12, 2022.  The conversion price of the preferred stock issued in the transaction was fixed and does not contain any variable pricing feature or any price-based anti-dilutive feature. The preferred stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock) or liquidation preference and, subject to limited exceptions, has no voting rights. The securities comprising the units are immediately separable and were issued separately.

In connection with the October 2022 Offering, the conversion price of the Series F convertible preferred stock was reduced from $250 to $25, the per share price to the public in the October 2022 Offering. In addition, the exercise price of the common stock warrants issued in connection with the January 2020 Offering was reduced from $250 to $25, the per share price to the public in the October 2022 Offering.

Placement Agent Fees: In connection with the offerings described above, the Company paid the placement agents an aggregate cash placement fee equal to 8% of the aggregate gross proceeds raised in each of the offerings.

Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services.  The warrant represents the right to acquire up to 33 shares of the Company’s common stock at an exercise price of $9,540 per share, the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time.  The warrant expires on May 30, 2024.  None of these warrants had vested as of December 31, 2022.

Reverse Stock Split: On December 5, 2022, the Company’s stockholders approved the Company’s management to execute a reverse split of its outstanding common stock at a ratio in the range of 1-for-50 to 1-for-100 and, on December 8, 2022, the Company’s board of directors approved a 1-for-100 reverse split of the Company’s outstanding common stock that became effective after trading on December 9, 2022. This reverse stock split did not change the par value of the Company’s common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended. All share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Note 5— Stock-Based Compensation

Stock Options and Restricted Stock Awards

The Company has various share-based compensation plans, including the Third Amended and Restated 2017 Equity Incentive Plan, the 2013 Non-Employee Directors’ Equity Incentive Plan and the 2021 Inducement Plan (collectively, the “Plans”). The Plans are designed to assist in attracting, motivating, and retaining employees and directors and to recognize the importance of employees to the long-term performance and success of the Company. The Company has also granted stock options to certain non-employees outside of the Plans.

The Company recognized stock-based compensation expense related to grants of stock options and common stock awards to employees, directors and consultants of $862,000 and $1.3 million during the years ended December 31, 2022 and 2021, respectively. The following table summarizes the stock-based compensation expense that was recognized in the consolidated statements of operations for the years ended December 31,

(Dollars in thousands)	2022	2021
Selling, general and administrative	$784	$1,171
Research and development	78	143
Total	$862	$1,314

The majority of the common stock awards and options to purchase common stock vest on the anniversary of the date of grant, which ranges from one to four years.  Stock-based compensation expense related to these awards is recognized on a straight-line basis over the related vesting term in most cases, which generally is the service period. It is the Company’s policy to issue new shares upon the exercise of options.

Stock Options: The following is a summary of the Plans’ stock option activity during the years ended December 31:

	2022		2021
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	7,481	$656.05	144	$40,534.00
Granted	5,833	83.96	9,081	444.83
Exercised	—	—	—	—
Forfeited/expired	(2,829)	410.34	(1,744)	2,332.06
Outstanding at December 31	10,485	$404.08	7,481	$656.05
Vested at December 31	3,531	$727.26	409	$4,218.40

For options outstanding and vested at December 31, 2022 and 2021, the weighted average remaining contractual life was 8.79 years and 8.63 years, respectively. There were no option exercises in 2022 or 2021. The total fair value of options that vested in 2022 and 2021 was $1.1 million, and $0.7 million, respectively, at the fair value of the options as of the date of grant.

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

The Company has not historically paid cash dividends to its stockholders and currently does not anticipate paying any cash dividends in the foreseeable future. As a result, the Company has assumed a dividend yield of 0%. The risk-free interest rate is based upon the rates of U.S. Treasury bills with a term that approximates the expected life of the option. Since the Company has limited historical exercise data to reasonably estimate the expected life of its option awards, the expected life is calculated using a simplified method. Expected volatility is based on historical volatility of the Company’s stock.

The following table provides the weighted average assumptions used in the Black-Scholes option pricing model for the years ended December 31:

	2022	2021
Expected dividend yield	0%	0%
Risk-free interest rate	2.13%	1.19%
Expected volatility	132.48%	131.03%
Expected life (in years)	6.15	6.21

The weighted-average fair value of stock options granted in 2022 and 2021 was $76.05 and $396.17, respectively. As of December 31, 2022, the total compensation cost related to all non-vested stock option awards not yet recognized was approximately $1.3 million and is expected to be recognized over the remaining weighted-average life of 2.54 years.

Warrants: Warrants to purchase 679,244 and 16,299 shares of common stock were outstanding on December 31, 2022 and 2021, respectively.  As of December 31, 2022, warrants outstanding were exercisable at prices ranging from $25 to $189,000 per share and are exercisable over a period ranging from immediately to 5.8 years.

Note 6—Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, and warrants.

Pursuant to the requirements of ASC Topic 820 “Fair Value Measurement,” the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

●	Level 1 - Financial instruments with unadjusted quoted prices listed on active market exchanges.

●
Level 2 - Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●
Level 3 - Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

All cash equivalents and marketable securities are considered Level 1 measurements for all periods presented.

The available-for-sale marketable securities primarily consist of investment-grade, U.S. dollar-denominated fixed and floating-rate debt, measured at fair value on a recurring basis.

	2022		2021
(Dollars in thousands)	Fair Value	Level 1	Fair Value	Level 1

Marketable securities	$569	$569	$15,463	$15,463

The fair value of the Company’s common stock warrant liability related to the investor warrants issued in the October 2022 public offering, was calculated using a Monte Carlo valuation model and was classified as Level 3 in the fair value hierarchy.

The following is a roll-forward of the fair value of Level 3 warrants:

(in thousands)
October 18, 2022 warrant issuance	$18,695
Change in fair value	(11,827)
Ending balance December 31, 2022	$6,868

Fair values were calculated using the following assumptions:

	Oct. 18, 2022	Dec. 31, 2022
Risk-free interest rates, adjusted for continuous compounding	4.16%	3.97%
Term (years)	6.18	6.11
Expected volatility	141.5%	145.3%
Dates and probability of future equity raises	various	various

A significant change in the inputs used for the Monte Carlo and Black Scholes valuation models,  such as the expected volatility, risk-free interest rate, or probability of future equity financings, in isolation, would result in significantly higher or lower fair value measurements. In combination, changes in these inputs could result in a significantly higher or lower fair value measurement if the input changes were to be aligned or could result in a minimally higher or lower fair value measurement if the input changes were of a compensating nature.

Note 7—Income Taxes

Domestic and foreign income (loss) before income taxes consists of the following for the years ended December 31:

(in thousands)	2022	2021
Domestic	$(14,551)	$(19,582)
Foreign	35	37
Loss before income taxes	$(14,516)	$(19,545)

The components of income tax expense consist of the following for the years ended December 31:

(in thousands)	2022	2021
Current:
United States and state	$—	$—
Foreign, net	(9)	(9)
Deferred:
United States and state	—	—
Foreign	—	—
Total income tax expense	$(9)	$(9)

Actual income tax expense differs from statutory federal income tax expense as follows for the years ended December 31:

(in thousands)	2022	2021
Statutory federal income tax benefit	$3,048	$4,109
State tax benefit, net of federal taxes	783	560
Foreign tax	(1)	(1)
Nondeductible/nontaxable items	548	(220)
Other	(41)	406
Valuation allowance (increase) decrease	(4,346)	(4,863)
Total income tax expense	$(9)	$(9)

Deferred taxes consist of the following as of December 31:

(in thousands)	2022	2021
Deferred tax assets:
Noncurrent:
Accrued leave	$397	$59
Stock based compensation	360	368
Net operating loss carryforward	45,405	42,363
Other	42	131
Intangibles	1,786	723
R&D credit carryforward	531	531
Total deferred tax assets	48,521	44,175
Less: valuation allowance	(48,521)	(44,175)
Total	$—	$—

As of December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $198.1 million and state NOL carryforwards of $53.8 million. Approximately $120.1 million of federal NOL carryforwards will expire between 2024 and 2038. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated after 2017 of approximately $78.0 million do not expire.  The expiration of state NOL carryforwards will vary by jurisdiction. In addition, future utilization of NOL carryforwards in the U.S. may be subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2020, the Company no longer has tax loss carryforwards in the Commonwealth of Australia due to the dissolution of its Australian subsidiary in November 2020.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance for U.S. and foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements. For the years ended December 31, 2022, and 2021, the valuation allowance increased by $4.3 million and $4.9 million, respectively.  The current year increase was primarily due to the federal and state net operating losses generated.

During 2022 and 2021, the Company believes it experienced an ownership change as defined in Section 382 of the Internal Revenue Code, which will limit the ability to utilize the Company’s net operating losses (NOLs). The Company may have experienced additional ownership changes in earlier years further limiting the NOL carryforwards that may be utilized. The Company has not yet completed a formal Section 382 analysis. The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.

The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no material uncertain tax positions as of December 31, 2022 or 2021.

The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  At December 31, 2022 and 2021, the Company recorded no accrued interest or penalties related to uncertain tax positions.

The tax years ended December 31, 2019 through December 31, 2022 remain open to examination by the Internal Revenue Service and by the various states where the Company is subject to taxation. Additionally, the returns of the Company’s Australian (through November 2020) and Irish subsidiaries are subject to examination by tax authorities of those jurisdictions for the tax years ended and subsequent to June 30, 2017 and December 31, 2017, respectively.

Note 8—Operating Leases

The Company leases a 23,000 square foot facility located in Eden Prairie, Minnesota for office and manufacturing space under a non-cancelable operating lease that expires in March 2027. In November 2021, the Company entered into a fourth amendment to the lease, extending the term of the lease from March 31, 2022 to March 31, 2027. This facility serves as our corporate headquarters and houses substantially all our functional areas. Monthly rent and common area maintenance charges, including estimated property tax for our headquarters, total approximately $31,000. The lease contains provisions for annual inflationary adjustments.  Rent expense is being recorded on a straight-line basis over the term of the lease. Beginning on April 1, 2022, the annual base rent was $10.50 per square foot, subject to annual increases of $0.32 to $0.34 per square foot thereafter.

The cost components of the Company’s operating lease were as follows for the year ended December 31:

(in thousands)
	2022	2021
Operating lease cost	$238	$219
Variable lease cost	127	123
Total	$365	$342

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased office and manufacturing space.

Maturities of our lease liability for the Company’s operating lease are as follows as of December 31:

(in thousands)	2022
2023	$249
2024	257
2025	264
2026	272
2027	69
Total lease payments	1,111
Less: Interest	(155)
Present value of lease liability	$956

As of December 31, 2022, and 2021, the remaining lease terms were 4.25 and 5.25 years, respectively, and discount rates were 6.25% and 7.5% respectively. For the years ended December 31, 2022, and 2021, the operating cash outflows from the Company’s operating lease for office and manufacturing space were $238,000 and $219,000, respectively.

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

Note 10—Commitments and Contingencies

Employee Retirement Plan

The Company has a 401(k) plan that provides a retirement benefit to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations, with the Company matching a portion of the employees’ contributions at the discretion of the Company. Matching contributions totaled $185,000 and $255,000 for the years ended December 31, 2022 and 2021, respectively.

Non-refundable Technology License Fee

On June 24, 2021, the Company entered into a research and development collaboration agreement with Koronis Biomedical Corporation (KBT) to design and develop an integrated continuous renal replacement therapy device.  This agreement became effective on August 5, 2021, when KBT received approval of a $1.7 million grant from the National Institutes of Health (NIH) to support this project. As part of this agreement, the Company will pay KBT a non-refundable technology license fee of $428,160, payable in twelve equal monthly installments commencing on June 1, 2022. The Company has recorded a liability for the non-refundable technology license fee, with $178,400 included in Current Accounts Payable at December 31, 2022. The full amount of $428,160 was expensed and included in the Research and Development Expense line for the year ended December 31, 2021.

Note 11—Related Party Transactions

There were no related party transactions requiring disclosure during the year ended December 31, 2022 and 2021.

Note 12—Segment and Geographic Information

The Company has one reportable segment, fluid management.

At December 31, 2022 and 2021, long-lived assets were located primarily in the United States.

Note 13—Revision and Immaterial Correction of an Error in Previously Issued Financial Statements

The Company identified an error related to the classification and disclosures of marketable securities in our consolidated financial statements as of and for the year ended December 31, 2021 as reported on Form 10-K.  In our December 31, 2021 consolidated financial statements, we incorrectly classified short term marketable securities as a cash and cash equivalents on the consolidated balance sheet.  There was no change to the total current assets on the consolidated balance sheet.  Additionally, we recorded an unrealized gain in other income on the consolidated statement of operations.  This unrealized gain should have been recorded as accumulated other comprehensive income in the consolidated statement of operations and comprehensive loss and the consolidated statements of stockholders’ equity.  This correction also impacts the consolidated statement of cash flows, as the purchase of these securities and redemption of these securities would be shown in the investing activities section.  In accordance with ASC 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company’s 2021 audited financial statements. Since these revisions were not material to any prior period financial statements, no amendments to previously filed financial statements are required. Consequently, the Company has corrected  these immaterial errors by revising the December 31, 2021 consolidated financial statements presented herein.

The tables below present the effect of the financial statement adjustments related to the revision discussed above of the Company’s previously reported financial statements as of and for the periods ended December 31, 2021.

The effect of the immaterial correction of an error on our previously filed audited consolidated financial statements as of December 31, 2021 and for the year then ended is as follows:

(in thousands)	December 31, 2021
Consolidated Balance Sheet	As reported	Adjustment	As revised
Cash and cash equivalents	$24,205	$(15,463)	$8,742
Marketable securities	-	15,463	15,463
Total Current Assets	28,126	-	28,126

Consolidated Statement of Operations and Comprehensive Loss
(in thousands)	As reported	Adjustment	As revised
Other income (expense)	(43)	24	(19)
Unrealized gains (losses) on marketable securities	-	(24)	(24)
	(43)	-	(43)

Consolidated Statement of Cash Flows
(in thousands)	As reported	Adjustment	As revised
Net realized and unrealized gains on marketable securities	-	13	13
Net cash provided in operations	-	13	13

Purchases of marketable securities	-	(18,850)	(18,850)
Proceeds from sales of marketable securities	-	3,350	3,350
Net cash used in investing activities	-	(15,500)	(15,500)

Beginning cash and cash equivalents	14,437	-	14,437
Ending cash and cash equivalents	$24,205	$(15,463)	$8,742

Note 14—Subsequent Events

On January 4, 2023, shareholder approval was secured by the Company for the issuance of the common stock warrants issued in conjunction with the Company’s October 2022 financing.  During 2023, through February 24, 2023, there were 660,046 common stock warrants which had converted into 660,046 shares of common stock at a $0 exercise price with no proceeds received by the Company.

At-The-Market Offering

On March 3, 2023, we entered into a Sales Agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to create an at-the-market offering program under which we may offer and sell shares having an aggregate offering price of up to $10.0 million. Ladenburg is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds.

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

As of December 31, 2022, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

“At the Market” Offering

On March 3, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $10.0 million of shares of its common stock through or to Ladenburg, as sales agent or principal. Sales of the Company’s Common Stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under the Company’s Registration Statement on Form S-3 (File No. 333-256797), in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. Ladenburg will use its commercially reasonable efforts to sell the Common Stock from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions the Company may impose).

The Company is not obligated to make any sales of Common Stock under the Sales Agreement, and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The offering of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) sale of all of the shares of Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement as permitted therein. The Company is obligated to pay Ladenburg an aggregate sales agent commission of up to 3.0% of the gross proceeds of the sale price for Common Stock sold under the Sales Agreement. The Company has also provided Ladenburg with customary indemnification rights and expense reimbursements for up to $70,000 of expenses in addition to ongoing diligence expenses.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 1.1 to this Current Report on Form 10-K.

The opinion of Honigman LLP relating to the shares of Common Stock being offered is filed as Exhibit 5.1 to this Current Report on Form 10-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2022 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal 1 — Election of Directors,” “Board Matters — Board Committees,” “Board Matters — Corporate Governance,” “Executive Officers,” and “Additional Matters — Delinquent Section 16(a) Reports.”

Item 11.	Executive Compensation.

The information required by this item is set forth under the following captions in the Proxy Statement, all of which is incorporated herein by reference: “Board Matters — Director Compensation,” and “Named Executive Officer Compensation Tables.”

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

PART IV

Item 15.	Exhibits, and Financial Statement Schedules.

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)	Financial Statements: The financial statements filed as part of this report are listed in Part II, Item 8.

(b)	Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(c)	Exhibits: The following exhibits are incorporated by reference or filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

1.1*	At The Market Offering Agreement, dated as of March 3, 2023, by and between the Company and Ladenburg Thalmann & Co. Inc.					X

3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.7	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001.-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.9	Second Amended and Restated Bylaws	8-K	001-35312	April 27, 2021	3.2

3.10	Amendment to Second Amended and Restated Bylaws	8-K	001-35312	October 5, 2022	3.1

3.11	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-35312	June 14, 2013	3.1

3.12	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	001-35312	November 17, 2017	3.7

3.13	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock	8-K	001-35312	October 18, 2022	3.1

4.1	Form of Warrant to purchase shares of common stock	S-1/A	333-221010	November 17, 2017	4.9

4.2	Form of Series 1 and Series 2 Warrant to Purchase Shares of Common Stock	S-1/A	333-209102	February 25, 2019	4.10

4.3	Common Stock Purchase Warrant, dated May 30, 2019, between the Company and Redington, Inc.	10-Q	001-35312	August 8, 2019	4.1

4.4	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated October 23, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	October 23, 2019	4.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

4.5	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated November 4, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	November 4, 2019	4.1

4.6	Form of common stock Pre-Funded Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated November 4, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	November 4, 2019	4.2

4.7	Form of Common Stock Purchase Warrant	S-1/A	333-235385	January 23, 2020	4.15

4.8	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated March 19, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 20, 2020	4.1

4.9	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated March 30, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 30, 2020	4.1

4.10	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated May 1, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	May 4, 2020	4.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

4.11	Form of Warrant to Purchase Shares of Common Stock	S-1/A	333-24145	August 17, 2020	4.19

4.12	Warrant to purchase shares of Common Stock	S-1/A	333-267368	October 13, 2022	4.20

4.13*	Description of Securities					X

5.1*	Opinion of Honigman LLP					X

10.1	Patent License Agreement between Sunshine Heart, Inc. and Gambro UF Solutions, Inc. dated August 5, 2016	8-K	001-35312	August 8, 2016	10.1

10.2	2013 Non-Employee Directors’ Equity Incentive Plan†	14A	001-35312	April 5, 2013	App. A

10.3	Form of Stock Option Grant Notice and Option Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	May 29, 2013	10.2

10.4	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	March 20, 2015	10.11

10.5	New-Hire Equity Incentive Plan†	10-Q	001-35312	August 8, 2013	10.1

10.6	First Amendment to New-Hire Equity Incentive Plan†	10-Q	001-35312	November 12, 2013	10.1

10.7	Second Amendment to New-Hire Equity Incentive Plan†	S-8	333-202904	March 20, 2015	99.12

10.8	Third Amendment to New-Hire Equity Incentive Plan†	S-8	333-210215	March 15, 2016	99.13

10.9	Fourth Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.4

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.10	Fifth Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	January 18, 2018	10.1

10.11	Sixth Amendment to New-Hire Equity Incentive Plan†	10-Q	001-35312	August 8, 2019	10.2

10.12	Seventh Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	December 6, 2019	10.1

10.13	Eighth Amendment to New-Hire Equity Incentive Plan†	8-K/A	001-35312	February 25, 2021	10.1

10.14	Form of Stock Option Grant Notice and Option Agreement for New-Hire Equity Incentive Plan†	10-Q	001-35312	November 12, 2013	10.2

10.15	2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.1

10.16	First Amendment to the 2017 Equity Incentive Plan†	14A	001-35312	September 11, 2020	App. A

10.17*	Second Amendment to the 2017 Equity Incentive Plan†					X

10.18	Form of Stock Option Grant Notice and Option Agreement for 2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.2

10.19	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for 2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.3

10.20	Nuwellis, Inc. 2021 Inducement Plan†	8-K	001-35312	May 20, 2021	10.1

10.21	First Amendment to the 2021 Inducement Plan†	8-K	001-35312	April 21, 2022	10.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.22	Second Amendment to the 2021 Inducement Plan †	8-K	001-35312	March 1, 2023	10.1

10.23	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Nuwellis, Inc. 2021 Inducement Plan†	8-K	001-35312	May 20, 2021	10.2

10.24	Form of Indemnity Agreement for the Company’s executive officers and directors†	10	001-35312	September 30, 2011	10.1

10.25	Form of Change in Control Agreement for the Company’s executive officers†	10-K	001-35312	March 20, 2015	10.16

10.26	Non-Employee Director Compensation Policy (effective August 18, 2021)†	10-Q	001-35312	November 10, 2021	10.2

10.27*	Non-Employee Director Compensation Policy (effective January 1, 2023) †					X

10.28	Lease Agreement dated October 21, 2011 by and between the Company and Silver Prairie Crossroads, LLC	10	001-35312	December 16, 2011	10.18

10.29	Second Amendment to Lease, dated as of April 20, 2015, by and between the Company and Capital Partners Industrial Fund I, LLLP dba Prairie Crossroads Business Center	8-K	001-35312	April 23, 2015	10.1

10.30	Third Amendment to Lease, dated as of August 3, 2018, by and between the Company and Capital Partners Industrial Fund I, LLLP	10-Q	001-35312	November 7, 2018	10.2

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.31	Fourth Amendment to Lease, dated as of November 18, 2021, by and between the Company and Capital Partners Industrial Fund I, LLLP	8-K	001-35312	November 23, 2021	10.1

10.32	Executive Employment Agreement between Sunshine Heart, Inc. and John L. Erb, dated March 1, 2016†	8-K	001-35312	March 2, 2016	10.1

10.33	Letter Agreement dated February 15, 2017 among the Company, Sabby Volatility Warrant Master Fund, Ltd. and Sabby Healthcare Master Fund, Ltd.	8-K	003-35312	February 16, 2017	10.1

10.34	Warrant Agency Agreement between the Company and American Stock Transfer & Trust Company, LLC dated April 24, 2017	8-K	001-35312	April 25, 2017	10.1

10.35	Form of Warrant Reprice Agreement	8-K	001-35312	June 29, 2018	10.1

10.36	Warrant Agency Agreement, dated as of March 12, 2019, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	March 13, 2019	4.2

10.37	Underwriting Agreement, dated as of March 8, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 13, 2019	1.1

10.38	Form of Employee Proprietary Information, Inventions Assignment and Non-Competition Agreement for the Company’s employees, including executive officers†	10-Q	001-35312	May, 9, 2019	10.3

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.39	Offer Letter, by and between the Company and Nestor Jaramillo, dated April 12, 2019†	10-Q	001-35312	May 9, 2019	10.5

10.40	Placement Agency Agreement, dated as of October 23, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	October 23, 2019	1.1

10.41	Form of Securities Purchase Agreement, dated as of October 23, 2019, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	October 23, 2019	10.1

10.42	Placement Agency Agreement, dated as of November 4, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	November 4, 2019	1.1

10.43	Form of Securities Purchase Agreement, dated as of November 4, 2019, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	November 4, 2019	10.1

10.44	Underwriting Agreement dated as of January 24, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	January 29, 2020	1.1

10.45	Warrant Agency Agreement, dated as of January 28, 2020, between the Company and American Stock Transfer & Trust Company, LLC.	8-K	001-35312	January 29, 2020	4.2

10.46	Placement Agency Agreement, dated as of March 19, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 20, 2020	1.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.47	Form of Securities Purchase Agreement, dated as of March 19, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 20, 2020	10.1

10.48	Placement Agency Agreement, dated as of March 30, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 30, 2020	1.1

10.49	Form of Securities Purchase Agreement, dated as of March 30, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 30, 2020	10.1

10.50	Form of Securities Purchase Agreement, dated as of May 1, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	May 4, 2020	10.1

10.51	Underwriting Agreement, dated as of August 19, 2020, by and between the Company and Ladenburg Thalman & Co. Inc.	8-K	001-35312	August 21, 2020	1.1

10.52	Warrant Agency Agreement, dated as of August 21, 2020, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	August 21, 2020	4.2

10.53	Executive Employment Agreement, dated January 16, 2021, by and between the Company and Nestor Jaramillo, Jr.†	8-K	001-35312	January 19, 2021	10.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.54	Executive Employment Agreement, dated January 16, 2021, by and between the Company and John L. Erb†	8-K	001-35312	January 19, 2021	10.2

10.55	Offer Letter by and between the Company and George Montague, effective as of June 28, 2021†	8-K	001-35312	June 22, 2021	10.1

10.56	Offer letter by and between the Company and Neil P. Ayotte, effective as of June 7, 2021†	10-Q	001-35312	August 12, 2021	10.4

10.57	Underwriting Agreement dated September 15, 2021, between the Company and Ladenburg Thalmann & Co. Inc., as the Representative of the several underwriters named in Schedule I thereto.	8-K	001-35312	September 17, 2021	1.1

10.58	Warrant Agency Agreement, dated as of October 18, 2022, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	October 18, 2022	4.2

10.59	Leak-Out Agreement	S-1/A	333-267368	September 30, 2022	10.70

10.60	Offer Letter by and between the Company and Lynn Blake, effective as of October 19, 2022†	8-K	001-35312	October 5, 2022	10.1

10.61	First Amendment to Offer Letter between the Company and Lynn Blake†	8-K	001-35312	December 9, 2022	10.1

10.62	Underwriting Agreement dated as of October 14, 2022, by and between Nuwellis, Inc. and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	October 18, 2022	1.1

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.63*	License and Distribution Agreement with SeaStar Medical Holding Corporation, dated as of December 27, 2022+					X

21*	List of Subsidiaries					X

23.1*	Consent of Baker Tilly US, LLP					X

23.2*	Consent of Honigman LLP (included in Exhibit 5.1)					X

24	Power of Attorney (included on signature page)					X

31.1	Section 302 Certification—CEO					X

31.2	Section 302 Certification—CFO					X

32.1	Section 906 Certification—CEO					X

32.2	Section 906 Certification — CFO					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Indicates management compensatory plan, contract or arrangement.

+
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the License and Distribution Agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the Company customarily and actually treats the redacted information as private or confidential and the omitted information is not material. A copy of the unredacted License and Distribution Agreement will be furnished to the SEC upon request.

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

Date: March 3, 2023	NUWELLIS, INC.

	By:	/S/ NESTOR JARAMILLO JR
Nestor Jaramillo Jr
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

Signature	Title	Date

/S/ NESTOR JARAMILLO JR	President, Chief Executive Officer and Director	March 3, 2023
Nestor Jaramillo Jr	(principal executive officer)

/S/ LYNN BLAKE	Chief Financial Officer	March 3, 2023
Lynn Blake	(principal financial and accounting officer)

/S/ JOHN L. ERB	Chairman of the Board and Director	March 3, 2023
John L. Erb

/S/ MARIA ROSA COSTANZO	Director	March 3, 2023
Maria Rosa Costanzo

/S/ JON W. SALVESON	Director	March 3, 2023
Jon W. Salveson

/S/ GREGORY D. WALLER	Director	March 3, 2023
Gregory D. Waller

/S/ WARREN S. WATSON	Director	March 3, 2023
Warren S. Watson