Form 10-Q
period 2023-03-31
Nuwellis, Inc.
filed 2023-05-09
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 8, 2023 was 1,206,932

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$11,515	$17,737
Marketable securities	575	569
Accounts receivable	1,301	1,406
Inventories, net	2,742	2,661
Other current assets	477	396
Total current assets	16,610	22,769
Property, plant and equipment, net	907	980
Operating lease right-of-use asset	856	903
Other assets	106	21
TOTAL ASSETS	$18,479	$24,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,524	$2,245
Accrued compensation	1,312	2,161
Current portion of operating lease liability	201	196
Current portion of finance lease liability	21	28
Other current liabilities	49	58
Total current liabilities	4,107	4,688
Common stock warrant liability	—	6,868
Operating lease liability	708	760
Total liabilities	4,815	12,316

Commitments and contingencies	—	—

Stockholders’ equity
Series A junior participating preferred stock as of March 31, 2023 and December 31, 2022, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of both March 31, 2023 and December 31, 2022, par value $0.0001 per share; authorized 127 shares, issued and outstanding 127 shares	—	—
Series I convertible preferred stock as of March 31, 2023 and December 31, 2022, par value $0.0001; authorized 1,049,280, issued and outstanding none and 1,049,280, respectively	—	—
Preferred stock as of both March 31, 2023 and December 31, 2022, par value $0.0001 per share; authorized 39,969,873 shares, none outstanding	—	—
Common stock as of March 31, 2023 and December 31, 2022, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 1,206,932 and 536,394 shares, respectively	—	—
Additional paid-in capital	287,529	279,736
Accumulated other comprehensive income:
Foreign currency translation adjustment	(25)	(18)
Unrealized gain on marketable securities	62	56
Accumulated deficit	(273,902)	(267,417)
Total stockholders’ equity	13,664	12,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,479	$24,673

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2023	2022
Net sales	$1,826	$1,926
Cost of goods sold	759	824
Gross profit	1,067	1,102
Operating expenses:
Selling, general and administrative	5,490	4,412
Research and development	1,428	1,106
Total operating expenses	6,918	5,518
Loss from operations	(5,851)	(4,416)
Other income (expense), net	123	(55)
Change in fair value of warrant liability	(755)	—
Loss before income taxes	(6,483)	(4,471)
Income tax expense	(2)	(2)
Net loss	$(6,485)	$(4,473)

Basic and diluted loss per share	$(5.76)	$(42.45)

Weighted average shares outstanding – basic and diluted	1,126	105

Other comprehensive loss:
Unrealized gain on marketable securities	6	—
Unrealized foreign currency translation adjustments	$(7)	$(2)
Total comprehensive loss	$(6,486)	$(4,475)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2021	105,376	$—	$278,874	$(35)	$(252,892)	$25,947
Net loss	—	—	—	—	(4,473)	(4,473)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation, net	—	—	241	—	—	241
Balance March 31, 2022	105,376	$—	$279,115	$(37)	$(257,365)	$21,713

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2022	536,394	$—	$279,736	$38	$(267,417)	$12,357
Net loss	—	—	—	—	(6,485)	(6,485)
Unrealized foreign currency translation adjustment	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities	—	—	—	6	—	6
Stock-based compensation, net	—	—	181	—	—	181
Issuance costs related to 2022 common stock offering	—	—	(11)	—	—	(11)
Conversion of preferred stock into common stock	10,493	—	—	—	—	—
Reclassification of warrants to equity	—	—	7,623	—	—	7,623
Conversion of warrants into common stock	660,045	—	—	—	—	—
Balance March 31, 2023	1,206,932	$—	$287,529	$37	$(273,902)	$13,664

See notes to the condensed consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Three months ended March 31,
	2023	2022
Operating Activities:
Net loss	$(6,485)	$(4,473)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	86	105
Stock-based compensation expense, net	181	241
Change in fair value of warrant liability	755	—
Changes in operating assets and liabilities:
Accounts receivable	105	(201)
Inventory, net	(81)	(451)
Other current assets	(81)	(22)
Other assets and liabilities	(16)	(80)
Accounts payable and accrued expenses	(570)	54
Net cash used in operating activities	(6,106)	(4,827)

Investing Activities:
Additions to intangible assets	(85)	—
Purchases of property and equipment	(13)	(70)
Net cash used in investing activities	(98)	(70)

Financing Activities:
Issuance costs related to 2022 common stock offering	(11)	—
Payments on finance lease liability	—	(6)
Net cash used in financing activities	(11)	(6)

Effect of exchange rate changes on cash	(7)	(2)
Net decrease in cash and cash equivalents	(6,222)	(4,905)
Cash and cash equivalents - beginning of period	17,737	24,205
Cash and cash equivalents - end of period	$11,515	$19,300

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

Principles of Consolidation: The accompanying condensed consolidated balance sheet as of December 31, 2022, which has been derived from the consolidated audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in the audited annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive loss, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could differ materially from these estimates.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2022, and 2021 and through March 31, 2023, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2023, the Company had an accumulated deficit of $273.9 million and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

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

During 2022, the Company closed on underwritten public equity offerings for aggregate net proceeds of approximately $9.4 million after deducting the underwriting discounts and commissions and other costs associated with the offerings. See Note 3—Stockholders’ Equity for additional related disclosures. The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

On March 3, 2023, we entered into a Sales Agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to create an at-the-market offering program under which we may offer and sell shares having an aggregate offering price of up to $10.0 million. Ladenburg is entitled to a commission at a fixed rate equal to 3% of the gross proceeds.

The Company believes that its existing capital resources will be sufficient to support its operating plan through December 31, 2023. However, the Company may seek to raise additional capital to support its growth or other strategic initiatives through debt, equity or a combination thereof. There can be no assurance we will be successful in raising additional capital.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018.  Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition below for additional disclosures.  For the three months ended March 31, 2023, two customers represented 14% and 13% of net sales.  For the three months ended March 31, 2022, two customers represented 14% and 10% of net sales.

Accounts Receivable: Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of March 31, 2023, or December 31, 2022. As of March 31, 2023, three customers represented 17%, 11% and 10% of the accounts receivable balance. As of December 31, 2022, one customer represented 13% of the accounts receivable balance.

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

(in thousands)	March 31, 2023	December 31, 2022
Finished Goods	$1,185	$993
Work in Process	172	204
Raw Materials	1,523	1,609
Inventory Reserves	(138)	(145)
Total	$2,742	$2,661

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31
	2023	2022

Stock options	105,296	11,747
Warrants to purchase common stock	19,190	16,317
Series F convertible preferred stock	5,080	508
Total	129,566	28,572

The following table reconciles reported net loss with reported net loss per share for each of the three months ended March 31:

(in thousands, except per share amounts)	2023	2022
Net loss	$(6,485)	$(4,473)
Weighted average shares outstanding	1,126	105
Basic and diluted loss per share	$(5.76)	$(42.45)

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

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers whose related revenue is recognized over time. This revenue represents less than 1% of net sales for the three months ended March 31, 2023, and 2022. The unfulfilled performance obligations related to these extended service plans are included in deferred revenue, which is included in other current liabilities on the consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Product Returns: The Company offers customers a limited right of return for its products in case of non-conformity or performance issues. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company currently estimates product return liabilities using available industry data and its own historical sales and returns information.  The Company has not received any returns to date and believes that future returns of its products will be minimal. Therefore, revenue recognized is not currently impacted by variable consideration related to product returns.

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

Effective March 12, 2019, the conversion price of the Series F convertible preferred stock was reduced from $89,040 to $15,750, the per share price to the public of the Series G convertible preferred stock issued in the March 2019 Offering. Effective October 25, 2019, the conversion price of the Series F convertible preferred stock was reduced from $15,750 to $4,230, and on November 6, 2019, from $4,230 to $2,983, the per share price to the public in the October and November 2019 transactions, respectively. Effective January 28, 2020, the conversion price of the Series F convertible preferred stock was reduced from $2,983 to $1,650, the per share price to the public of the Series H convertible preferred stock which closed in an underwritten public offering on January 28, 2020, described below. Effective March 23, 2020, the conversion price of the Series F convertible preferred stock was reduced from $1,650 to $900, the per share price to the public in the March 2020 transaction, described below. In connection with the September 2021 offering, the conversion price of the Series F convertible preferred stock was reduced from $550 to $250, the per share price to the public in the September 2021 offering, described below. In connection with the October 2022 offering, the conversion price of the Series F convertible preferred stock was reduced from $250 to $25, the per share price to the public in the October 2022 offering, described below.

As of March 31, 2023, and December 31, 2022, 127 shares of the Series F convertible preferred stock remained outstanding.

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

The offering was comprised of (1) 209,940 Class A Units, priced at a public offering price of $25 per Class A Unit, with each Class A Unit consisting of one share of common stock and 1.5 warrants to purchase one share of common stock at an exercise price of $25 per share, and (2) 23,157,124 Class B Units, priced at a public offering price of $0.25 per Class B Unit, with each Class B Unit consisting of one share of Series I convertible preferred stock, convertible into one share of common stock for every one hundred shares of Series I convertible preferred stock, and 1.5 warrants to purchase one share of common stock for every one hundred shares of Series I convertible preferred stock. The warrants included a cashless exercise provision that upon becoming exercisable, the warrant holders could exercise the warrants for common stock at a $0.00 exercise price.

The warrants became exercisable beginning on the effective date of a reverse stock split in an amount sufficient to permit the exercise in full of the warrants, contingent upon stockholder approval of (i) such reverse stock split and (ii) of the exercisability of the warrants under Nasdaq rules, and they expire on the sixth anniversary of the initial exercise date.

On December 8, 2022, following a special meeting of stockholders, the Company’s board of directors approved a one-for-one hundred reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On December 9, 2022, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on December 9, 2022, and the Company’s common stock began trading on a split-adjusted basis when the market opened on December 12, 2022. The conversion price of the preferred stock issued in the October 2022 transaction was fixed and does not contain any variable pricing feature or any price-based anti-dilutive feature. The preferred stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock) or liquidation preference and, subject to limited exceptions, has no voting rights. The securities comprising the units are immediately separable and were issued separately. This reverse stock split did not change the par value of the Company’s common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended. All share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

On January 4, 2023, stockholder approval was secured by the Company for the exercisability of the common stock warrants. Upon stockholder approval, the warrants were determined to be equity-classified warrants. Concurrent with stockholder approval, the warrants were marked to market, then reclassified to the equity section of the balance sheet. Through March 31, 2023, 660,046 common stock warrants had converted into 660,046 shares of common stock at a $0.00 exercise price, with no proceeds received by the Company.

In connection with the October 2022 Offering, the conversion price of the Series F convertible preferred stock was reduced from $250 to $25, the per-share price to the public in the October 2022 Offering. In addition, the exercise price of the common stock warrants issued in connection with the January 2020 Offering was reduced from $250 to $25, the per-share price to the public in the October 2022 Offering.

Placement Agent Fees: In connection with the offerings described above, the Company paid the placement agent an aggregate cash placement fee equal to 8% of the aggregate gross proceeds raised in each of the offerings.

Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services. The warrant represents the right to acquire up to 33 shares of the Company’s common stock at an exercise price of $9,540 per share, based on the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time. The warrant expires on May 30, 2024. None of these warrants had vested as of March 31, 2023.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three-months ended March 31,
(in thousands)	2023	2022
Selling, general and administrative expense	$172	$214
Research and development expense	9	27
Total stock-based compensation expense	$181	$241

Note 5—Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, and warrants.

Pursuant to the requirements of Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement,” the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

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

	March 31, 2023		December 31, 2022
(in thousands)	Fair Value	Level 1	Fair Value	Level 1

Marketable securities	$575	$575	$569	$569

The fair value of the Company’s common stock warrant liability related to the investor warrants issued in the October 2022 public offering was calculated using a Monte Carlo valuation model and was classified as Level 3 in the fair value hierarchy.

The following is a roll-forward of the fair value of the Level 3 warrants:

(in thousands)
Balance at December 31, 2022	$6,868
Change in fair value	755
Balance at January 4, 2023 (revaluation date)	7,623
Warrants reclassified to equity	(7,623)
Balance at March 31, 2023	$—

Note 6 – Income Taxes

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a full valuation allowance for its U.S. and foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying condensed consolidated financial statements.

As of March 31, 2023, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2022.

Note 7—Operating Leases

The Company leases a 23,000 square foot facility located in Eden Prairie, Minnesota for office and manufacturing space under a non-cancelable operating lease that expires in March 2027. In November 2021, the Company entered into a fourth amendment to the lease, extending the term of the lease from March 31, 2022 to March 31, 2027. This facility serves as our corporate headquarters and houses substantially all of our functional departments. Monthly rent and common area maintenance charges, including estimated property tax for our headquarters, total approximately $31,000. The lease contains provisions for annual inflationary adjustments. Rent expense is being recorded on a straight-line basis over the term of the lease. Beginning on April 1, 2022, the annual base rent is $10.50 per square foot, subject to annual increases of $0.32 to $0.34 per square foot.

Note 8—Finance Lease Liability

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

Note 9—Commitments and Contingencies

Employee Retirement Plan: The Company has a 401(k) retirement plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service (“IRS”) limitations, with the Company matching a portion of the employees’ contributions at the discretion of the Company.

Non-refundable Technology License Fee: On June 24, 2021, the Company entered into a research and development collaboration agreement with Koronis Biomedical Corporation (“KBT”) to design and develop an integrated continuous renal replacement therapy device. This agreement became effective on August 5, 2021, when KBT received approval of a $1.7 million grant from the National Institutes of Health (“NIH”) to support this project. As part of this agreement, the Company pays KBT a non-refundable technology license fee of $428,160, payable in twelve equal monthly installments commencing on June 1, 2022. The Company has recorded a liability for the non-refundable technology license fee of $71,360 included in Current Accounts Payable at March 31, 2023. The full amount of $428,160 was expensed and included in Research and Development Expense for the year ended December 31, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

Unless otherwise specified or indicated by the context, “Nuwellis,” “Company,” “we,” “us” and “our,” refer to Nuwellis, Inc. and its subsidiary.

OVERVIEW

About Nuwellis

We are a medical technology company dedicated to transforming the lives of patients suffering from fluid overload through science, collaboration, and innovation. The Company is focused on commercializing the Aquadex SmartFlow system for ultrafiltration therapy. The Aquadex SmartFlow system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg. or more whose fluid overload is unresponsive to medical management, including diuretics.

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

Impact of COVID-19 Pandemic

During 2021 and 2022, we were subject to challenging social and economic conditions created as a result of the outbreak of the novel strain of coronavirus, SARS-CoV-2. The resulting impact of the COVID-19 pandemic created disruptions in our operations resulting from rapid and evolving changes implemented to keep our customers, their patients, and our employees safe. These changes included restrictions on hospital access imposed on our field employees by customers dealing on the front lines of COVID-19 and managing the spread of the virus, changes to work practices by requiring employees to work remotely, and increased protocols to ensure the safety of those employees that remained on site. The ongoing impact of the COVID-19 outbreak on our operational and financial performance has diminished, but we may still experience downstream effects that will depend on certain future developments, including the ongoing impact on our customers, hospital access restrictions imposed on our field employees, and effects on our vendors, all of which remain uncertain and cannot be predicted.

Several hospitals in the U.S. initially included the Aquadex System in their treatment protocol for fluid management of COVID-19, especially when dialysis equipment and staff were limited, but treatment regimens subsequently evolved so that the need to restore fluid balance became less prevalent. However, we also experienced changes to our sales practices due to restrictions on hospital access and believe that revenue in other areas was negatively impacted by these restrictions. In addition, the disruption created by COVID-19 created significant uncertainty about our ability to access the capital markets in future periods. As of the filing date of this Form 10-Q, while we are not currently experiencing direct effects of the COVID-19 pandemic, the extent to which COVID-19 or a future pandemic outbreak may impact our financial condition or results of operations or guidance is uncertain and cannot be reasonably estimated but could be material and last for an extended period of time. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. See Part 1, Item 1-A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to stock-based compensation, valuation of equity and debt securities, and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, valuations, or various assumptions that are believed to be reasonable under the circumstances. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Revenue Recognition: We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Accordingly, we recognize revenue when our customers obtain control of their products or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional disclosures.

Accounts Receivable: Our accounts receivables generally have terms that require payment within 30 days. We did not establish an allowance for doubtful accounts as of March 31, 2023, as we have not incurred any write-offs or experienced a deterioration in the aging of our receivables, and we do not expect to experience write-offs in the future.

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

We expense the fair market value of fully vested awards at the time of grant, and of unvested awards over the period in which the related services are received. Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures, except for market-based warrants, which are expensed based on the grant date fair value regardless of whether the award vests. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Accounting for Warrants: We have issued and may continue to issue warrants to purchase shares of common stock through our public and private offerings. We account for such warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. If determined to be classified as a liability, we will remeasure the fair value of the warrants at each balance sheet date. If determined to be classified as equity, the fair value of the warrants will be measured as of the date of issuance and will not be subject to remeasurement at each balance sheet date.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to measure fair value of the asset group. The Company has determined the fair value of the asset group associated with its loaner units by using expected cash flows estimating future discounted cash flows expected from the rental of these units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. There have been no impairment losses recognized for the three months ended March 31, 2023 or the year ended December 31, 2022.

Going Concern: Our Consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2022 and 2021, and through March 31, 2023, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2023, we had an accumulated deficit of $273.9 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations into the future, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

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

During 2022, we closed on an underwritten public offering for aggregate net proceeds of approximately $9.4 million after deducting the underwriting discounts and commissions and offering expenses. See Note 4 –Stockholders’ Equity, to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the issuance of equity securities or other financing transactions. Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

We believe that our existing capital resources will be sufficient to support our operating plan through December 31, 2023; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance the Company will be successful in raising additional capital.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses.” This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses, and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes became effective for the Company on January 1, 2023. The adoption of ASU 2016-13 did not have any impact on the Company’s consolidated financial statements.

FINANCIAL OVERVIEW

We are a medical technology company focused on commercializing the Aquadex system for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development, and conducting pre-clinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities, performing clinical research, and engaging in new product development. As of March 31, 2023, we had an accumulated deficit of $273.9 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to continue to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of Three Months Ended March 31, 2023, to Three Months Ended March 31, 2022

Net Sales
(in thousands)

Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Increase (Decrease)	% Change
$1,826	$1,926	$(100)	(5.2)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors, who in turn sell to hospitals and clinics in their geographic regions. The slight decrease in sales in the current year period is due to decreased utilization in our top accounts and lower order volume from our Pediatrics customers.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Increase (Decrease)	% Change
Cost of goods sold	$759	$824	$(65)	(7.9)%
Selling, general and administrative	$5,490	$4,412	$1,078	24.4%
Research and development	$1,428	$1,106	$322	29.1%

Cost of Goods Sold
The increase in gross margin percent for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to increased selling prices and, to a lesser extent, favorable product and geographic mix.

Selling, General and Administrative
The increase in selling, general and administrative expense primarily reflects increased staffing expenses and increased professional fees related to consulting, marketing initiatives, and accounting and legal expenses associated with the Company’s year-end audit and at-the-market offering filed in March 2023.

Research and Development
The increase in R&D expenses was primarily driven by increased spending on new product development associated with our pediatric dedicated device.

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

As of March 31, 2023 and December 31, 2022, cash and cash equivalents were $11.5 million and $17.7 million, respectively. Our business strategy and ability to fund our operations in the future depend in part on our ability to grow the Aquadex Business by expanding our salesforce, selling our products to hospitals and other healthcare facilities, and controlling costs. We will need to seek additional financing in the future, which, to date, has been primarily through offerings of our equity securities.

Cash Flows used in Operating Activities
Net cash used in operating activities was $6.1 million and $4.8 million for the three months ended March 31, 2023, and 2022, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, partially offset by non-cash charges for stock-based compensation, depreciation and amortization, and revaluation of the warrant liability (in the current year period), and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows used in Investing Activities
Net cash used in investing activities was $98,000 and $70,000 for the three months ended March 31, 2023, and March 31, 2022, respectively. The cash used in investing activities was for legal costs related to new patent applications and for the purchase of manufacturing, laboratory, and office equipment, respectively, in those periods.

Cash Flows used in Financing Activities
Net cash used in financing activities was $11,000 and $6,000 for the three months ended March 31, 2023, and 2022, respectively. The use of cash in the current year period related to public offering financing costs. The use of cash in the prior year period related to lease payment expense.

Capital Resource Requirements
As of March 31, 2023, we did not have any material commitments for capital expenditures.

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

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding the potential impacts of the COVID-19 pandemic on our business operations, cash flow, business development, and employees, our ability to execute on our strategic realignments, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, our ability to integrate acquired businesses, our expectations regarding anticipated synergies with and benefits from acquired businesses and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.  Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in other reports filed thereafter with the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

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

As of March 31, 2023, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the year ended December 31, 2022, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended March 31, 2023

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

3.9	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-35312	June 14, 2013	3.1

3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.11	Form of Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock	8-K	001-35312	October 18, 2022	3.1

3.12	Third Amended and Restated Bylaws	8-K	001-35312	April 27, 2021	3.2

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.13	Amendment to Third Amended and Restated Bylaws	8-K	001-35312	October 5, 2022	3.1

10.1	Second Amendment to 2021 Inducement Plan	8-K	000-35312	March 1, 2023	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: May 9, 2023	By:	/s/ Nestor Jaramillo, Jr.
Nestor Jaramillo, Jr.
President and Chief Executive Officer

Date: May 9, 2023	By:	/s/ Lynn Blake
Lynn Blake
Chief Financial Officer