Form 10-Q
period 2023-06-30
Nuwellis, Inc.
filed 2023-08-08
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 7, 2023 was 1,864,265.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$8,896	$17,737
Marketable securities	—	569
Accounts receivable	1,176	1,406
Inventories, net	2,733	2,661
Other current assets	943	396
Total current assets	13,748	22,769
Property, plant and equipment, net	875	980
Operating lease right-of-use asset	810	903
Other assets	120	21
TOTAL ASSETS	$15,553	$24,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,311	$2,245
Accrued compensation	1,234	2,161
Current portion of operating lease liability	206	196
Current portion of finance lease liability	14	28
Other current liabilities	60	58
Total current liabilities	3,825	4,688
Common stock warrant liability	—	6,868
Operating lease liability	654	760
Total liabilities	4,479	12,316

Commitments and contingencies

Stockholders’ equity
Series A junior participating preferred stock as of June 30, 2023 and December 31, 2022, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of both June 30, 2023 and December 31, 2022, par value $0.0001 per share; authorized 127 shares, issued and outstanding 127 shares	—	—
Series I convertible preferred stock as of June 30, 2023 and December 31, 2022, par value $0.0001; authorized 1,049,280, issued and outstanding none and 1,049,280, respectively	—	—
Preferred stock as of both June 30, 2023 and December 31, 2022, par value $0.0001 per share; authorized 39,969,873 shares, none outstanding	—	—
Common stock as of June 30, 2023 and December 31, 2022, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 1,864,265 and 536,394 shares, respectively	—	—
Additional paid-in capital	289,845	279,736
Accumulated other comprehensive income:
Foreign currency translation adjustment	(24)	(18)
Unrealized gain on marketable securities	—	56
Accumulated deficit	(278,747)	(267,417)
Total stockholders’ equity	11,074	12,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,553	$24,673

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Net sales	$2,075	$2,213	$3,901	$4,139
Cost of goods sold	928	1,150	1,687	1,974
Gross profit	1,147	1,063	2,214	2,165
Operating expenses:
Selling, general and administrative	4,664	4,257	10,154	8,669
Research and development	1,505	1,107	2,933	2,213
Total operating expenses	6,169	5,364	13,087	10,882
Loss from operations	(5,022)	(4,301)	(10,873)	(8,717)
Other income (expense), net	179	17	302	(38)
Change in fair value of warrant liability	—	—	(755)	—
Loss before income taxes	(4,843)	(4,284)	(11,326)	(8,755)
Income tax expense	(2)	(2)	(4)	(4)
Net loss	$(4,845)	$(4,286)	$(11,330)	$(8,759)

Basic and diluted loss per share	$(3.65)	$(40.67)	$(9.23)	$(83.12)

Weighted average shares outstanding – basic and diluted	1,328	105	1,227	105

Other comprehensive loss:
Foreign currency translation adjustments	$1	$1	$(6)	$(1)
Total comprehensive loss	$(4,844)	$(4,285)	$(11,336)	$(8,760)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2021	105,376	$—	$278,874	$(35)	$(252,892)	$25,947
Net loss	—	—	—	—	(4,473)	(4,473)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation, net	—	—	241	—	—	241
Balance March 31, 2022	105,376	$—	$279,115	$(37)	$(257,365)	$21,713
Net loss	—	—	—	—	(4,286)	(4,286)
Foreign currency translation adjustment	—	—	—	1	—	1
Stock-based compensation, net	—	—	236	—	—	236
Balance June 30, 2022	105,376	$—	$279,351	$(36)	$(261,651)	$17,664

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2022	536,394	$—	$279,736	$38	$(267,417)	$12,357
Net loss	—	—	—	—	(6,485)	(6,485)
Unrealized foreign currency translation adjustment	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities	—	—	—	6	—	6
Stock-based compensation, net	—	—	181	—	—	181
Issuance costs related to 2022 common stock offering	—	—	(11)	—	—	(11)
Conversion of preferred stock into common stock	10,493	—	—	—	—	—
Reclassification of warrants to equity	—	—	7,623	—	—	7,623
Conversion of warrants into common stock	660,045	—	—	—	—	—
Balance March 31, 2023	1,206,932	$—	$287,529	$37	$(273,902)	$13,664
Net loss	—	—	—	—	(4,845)	(4,845)
Unrealized foreign currency translation adjustment	—	—	—	—	—	—
Unrealized gain on marketable securities				(61)		(61)
Stock-based compensation, net	—	—	197	—	—	197
Issuance costs related to ATM offering	—	—	(98)	—	—	(98)
Issuance of common stock from ATM offering	657,333	—	2,217	—	—	2,217
Balance June 30, 2023	1,864,265	$—	$289,845	$(24)	$(278,747)	$11,074

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Six months ended June 30
	2023	2022
Operating Activities:
Net loss	$(11,330)	$(8,759)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	169	206
Stock-based compensation expense, net	378	477
Change in fair value of warrant liability	755	—
Net realized gain on marketable securities	(65)	—
Changes in operating assets and liabilities:
Accounts receivable	230	(563)
Inventory, net	(72)	(167)
Other current assets	(547)	76
Other assets and liabilities	(20)	(152)
Accounts payable and accrued expenses	(856)	117
Net cash used in operating activities	(11,358)	(8,765)

Investing Activities:
Proceeds from sale of marketable securities	578	—
Additions to intangible assets	(99)	—
Purchases of property and equipment	(64)	(81)
Net cash provided by (used in) investing activities	415	(81)

Financing Activities:
Proceeds from ATM stock offerings, net	2,108	—
Payments on finance lease liability	—	(13)
Net cash provided by (used in) financing activities	2,108	(13)

Effect of exchange rate changes on cash	(6)	(1)
Net decrease in cash and cash equivalents	(8,841)	(8,860)
Cash and cash equivalents - beginning of period	17,737	24,205
Cash and cash equivalents - end of period	$8,896	$15,345

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation

Nature of Business: Nuwellis, Inc. (the “Company”) is a medical technology company focused on developing, manufacturing, and commercializing the Aquadex FlexFlow® and Aquadex SmartFlow® systems (collectively, the “Aquadex System”) for ultrafiltration therapy. The Aquadex System is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg. or more whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with a wholly owned subsidiary in Ireland. The Company’s common stock began trading on the Nasdaq Capital Market in February 2012.

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

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2022 and 2021 and through June 30, 2023, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2023, the Company had an accumulated deficit of $278.7 million and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

The Company became a revenue-generating company after acquiring the Aquadex Business in August 2016.  The Company expects to incur additional losses in the near-term as it grows the Aquadex Business, including investments in its sales and marketing capabilities, product development, purchasing inventory, manufacturing components, generating additional clinical evidence supporting the efficacy of the Aquadex System, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, the Company must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require the Company to succeed in training personnel at hospitals and in outpatient care settings, and effectively and efficiently manufacturing, marketing, and distributing the Aquadex System and related components. There can be no assurance that the Company will succeed in these activities, and it may never generate revenues sufficient to achieve profitability.

During 2022, the Company closed on an underwritten public equity offering for aggregate net proceeds of approximately $9.4 million after deducting the underwriting discounts and commissions and other costs associated with the offering. See Note 3 — Stockholders’ Equity for additional related disclosures. The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

On March 3, 2023, we entered into a Sales Agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to create an at-the-market offering program under which we could offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Ladenburg was entitled to a commission at a fixed rate equal to 3% of the gross proceeds. For the three months ending June 20, 2023, the Company issued shares under the at-the-market program for aggregate net proceeds of approximately $2.1 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

The Company believes that its existing capital resources will be sufficient to support its operating plan through December 31, 2023. However, the Company may seek to raise additional capital to support its growth or other strategic initiatives through debt, equity or a combination thereof. There can be no assurance we will be successful in raising additional capital.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018.  Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 — Revenue Recognition below for additional disclosures.  For the three months ended June 30, 2023, two customers represented 16% and 13% of net sales. For the six months ended June 30, 2023, two customers each represented 14% and 13% of net sales. For the three months ended June 30, 2022, three customers represented 14%, 13% and 10% of net sales. For the six months ended June 30, 2022, two customers each represented 14% and 12% of net sales.

Accounts Receivable: Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date, the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of June 30, 2023, or December 31, 2022. As of June 30, 2023, one customer represented 20% of the accounts receivable balance. As of December 31, 2022, two customers represented 15% and 10% of the total accounts receivable balance.

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

(in thousands)	June 30, 2023	December 31, 2022
Finished Goods	$918	$993
Work in Process	275	204
Raw Materials	1,702	1,609
Inventory Reserves	(162)	(145)
Total	$2,733	$2,661

Loss per Share: Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. See Note 3 — Stockholders’ Equity below for additional disclosures.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30
	2023	2022

Stock options	114,004	11,979
Warrants to purchase common stock	1,308,271	16,306
Series F convertible preferred stock	5,080	508
Total	1,427,355	28,793

The following table reconciles reported net loss with reported net loss per share for each of the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
(in thousands, except per share amounts)
Net loss	$(4,845)	$(4,286)	$(11,330)	$(8,759)
Weighted average shares outstanding	1,328	105	1,227	105
Basic and diluted loss per share	$(3.65)	$(40.67)	$(9.23)	$(83.12)

Subsequent Events: The Company evaluates events through the date the consolidated financial statements are filed for events requiring adjustment to or disclosure in the consolidated financial statements.

Note 2 — Revenue Recognition

Net Sales: The Company sells its products in the United States primarily through a direct salesforce. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Brazil, Colombia, The Czech Republic, Germany, Greece, Hong Kong, India, Indonesia, Israel, Italy, Panama, Romania, Singapore, Slovakia, Spain, Switzerland, Thailand, United Arab Emirates, and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies.

Revenue from product sales is recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers whose related revenue is recognized over time. This revenue represents less than 1% of net sales for the three and six months ended June 30, 2023 and 2022. The unfulfilled performance obligations related to these extended service plans are included in deferred revenue, which is included in other current liabilities on the consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3 — Stockholders’ Equity

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

Effective March 12, 2019, the conversion price of the Series F convertible preferred stock was reduced from $89,040 to $15,750, the per share price to the public of the Series G convertible preferred stock issued in the March 2019 Offering. Effective October 25, 2019, the conversion price of the Series F convertible preferred stock was reduced from $15,750 to $4,230, and on November 6, 2019, from $4,230 to $2,983, the per share price to the public in the October and November 2019 transactions, respectively. Effective January 28, 2020, the conversion price of the Series F convertible preferred stock was reduced from $2,983 to $1,650, the per share price to the public of the Series H convertible preferred stock which closed in an underwritten public offering on January 28, 2020, described below. Effective March 23, 2020, the conversion price of the Series F convertible preferred stock was reduced from $1,650 to $900, the per share price to the public in the March 2020 transaction, described below. In connection with the March 2021 Offering, the conversion price of the Series F convertible preferred stock was reduced from $900 to $550, the per share price to the public in the March 2021 Offering. In addition, the exercise price of the common stock warrants issued in connection with the offering consummated by the Company on January 28, 2020 (the “January 2020 Offering”) was reduced from $900 to $550, the per share price to the public in the March 2021 Offering. In connection with the September 2021 offering, the conversion price of the Series F convertible preferred stock was reduced from $550 to $250, the per share price to the public in the September 2021 offering, described below. In connection with the October 2022 offering, the conversion price of the Series F convertible preferred stock was reduced from $250 to $25, the per share price to the public in the October 2022 offering, described below.

As of June 30, 2023 and December 31, 2022, 127 shares of the Series F convertible preferred stock remained outstanding.

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

The offering was comprised of (1) 209,940 Class A Units, priced at a public offering price of $25 per Class A Unit, with each Class A Unit consisting of one share of common stock and 1.5 warrants to purchase one share of common stock at an exercise price of $25 per share, and (2) 23,157,124 Class B Units, priced at a public offering price of $0.25 per Class B Unit, with each Class B Unit consisting of one share of Series I convertible preferred stock, convertible into one share of common stock for every one hundred shares of Series I convertible preferred stock, and 1.5 warrants to purchase one share of common stock for every one hundred shares of Series I convertible preferred stock. The warrants included a cashless exercise provision that upon becoming exercisable, the warrant holders could exercise the warrants for common stock at a zero-dollar exercise price.

The warrants became exercisable beginning on the effective date of a reverse stock split in an amount sufficient to permit the exercise in full of the warrants, contingent upon stockholder approval of (i) such reverse stock split and (ii) of the exercisability of the warrants under Nasdaq rules, and they expire on the sixth anniversary of the initial exercise date.

On December 8, 2022, following a special meeting of stockholders, the Company’s board of directors approved a one-for-one hundred reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On December 9, 2022, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on December 9, 2022, and the Company’s common stock began trading on a split-adjusted basis when the market opened on December 12, 2022. The conversion price of the preferred stock issued in the October 2022 offering was fixed and does not contain any variable pricing feature or any price-based anti-dilutive feature. The preferred stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock) or liquidation preference and, subject to limited exceptions, has no voting rights. The securities comprising the units are immediately separable and were issued separately. This reverse stock split did not change the par value of the Company’s common stock or the number of common or preferred shares authorized by the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended. All share and per-share amounts in this quarterly report have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

On January 4, 2023, the Company secured stockholder approval for the exercisability of the common stock warrants issued in the October 2022 Offering. Upon stockholder approval, the warrants were determined to be equity-classified warrants. Concurrent with stockholder approval, the warrants were marked to market, then reclassified to the equity section of the balance sheet. Through June 30, 2023, 660,046 common stock warrants had converted into 660,046 shares of common stock at a zero-dollar exercise price, with no proceeds received by the Company.

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

2023 At-the-Market Program: In March 2023, the Company filed a Prospectus Supplement to its Registration Statement on Form S-3 with the SEC in connection with a proposed At-the-Market Securities offering (the “At-the-Market Program”). In May and June 2023, the Company issued 657,333 shares of common stock under the At-the-Market Program for gross proceeds of approximately $2.3 million. Net proceeds totaled approximately $2.1 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

Placement Agent Fees: In connection with the offerings described above, the Company paid the placement agent an aggregate cash placement fee equal to 8% of the aggregate gross proceeds raised in each of the offerings, except with respect to the issuances made in each of May and June 2023 pursuant to the At-the-Market Program, for which the placement fee was equal to 3% of the aggregate gross proceeds.

Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services. The warrant represents the right to acquire up to 33 shares of the Company’s common stock at an exercise price of $9,540 per share, based on the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time. The warrant expires on May 30, 2024. None of these warrants had vested as of June 30, 2023.

Supply Agreement Warrants:  On June 19, 2023, we entered into a Supply and Collaboration Agreement (the “Supply Agreement”) with DaVita Inc., a Delaware corporation (“DaVita”), pursuant to which DaVita will pilot the Aquadex ultrafiltration therapy system to treat adult patients with congestive heart failure and related conditions within select U.S. markets. The pilot program is expected to launch by the end of fourth quarter 2023 and extend through May 31, 2024 (the “Pilot”). Through the Pilot, ultrafiltration therapy using Aquadex will be offered at a combination of DaVita’s hospital customer and outpatient center locations, with both companies collaborating on the roll-out of the therapy, clinician training, and patient support. At the conclusion of the Pilot, DaVita has the option, in its sole discretion, to extend the Supply Agreement with the Company for continued provision of both inpatient and outpatient ultrafiltration services for up to 10 years (“Ultrafiltration Services Approval”).

In conjunction with the Supply Agreement, the Company issued DaVita a warrant to purchase up to an aggregate of 1,289,081 shares of common stock of the Company, par value $0.0001 per share, at an exercise price of $3.2996 per share (the “DaVita Warrant”), provided that at no time can the DaVita Warrant be exercised for an amount of shares that would represent greater than 19.9% ownership in the Company subject to certain vesting milestones. The DaVita Warrant is expected to vest in four tranches as follows: (i) 25% upon receipt of notice to extend the Supply Agreement past the initial pilot-term; (ii) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within twelve months of Ultrafiltration Services Approval; (iii) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within twenty-four months of Ultrafiltration Services Approval; and (iv) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within thirty-six months of Ultrafiltration Services Approval. None of these warrants had vested as of June 30, 2023.

The Company evaluated the accounting treatment for the DaVita Warrant pursuant to ASC 718, “Stock Compensation,” and ASC 480, “Distinguishing Liabilities from Equity,” and concluded the DaVita Warrant should be classified as an equity instrument on the balance sheet as of June 30, 2023. In accordance with this treatment, Management concluded none of the performance-based vesting conditions of the DaVita warrant had been met as of June 30, 2023, and therefore, no expense associated with the DaVita Warrant was recognized in the Company’s financial statements as of that date. The Company will continue to evaluate the probability of achieving the performance milestones associated with the DaVita Supply Agreement and will record the related equity-based expense in its financial statements based on the grant date fair value of the DaVita Warrant when management deems it is probable that the performance-based vesting conditions will be achieved.

Note 4 — Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended June 30		Six months ended June 30
(in thousands)	2023	2022	2023	2022
Selling, general and administrative expense	$179	$211	$351	$425
Research and development expense	18	25	27	52
Total stock-based compensation expense	$197	$236	$378	$477

During the three months ended June 30, 2023 and 2022, under the 2017 Equity Incentive Plan, the 2021 Inducement Plan, and the 2013 Non-Employee Directors’ Equity Incentive Plan, the Company granted 11,654 and 900 stock options, respectively, to its directors, officers and employees. During the six months ended June 30, 2023 and 2022, the Company granted 106,767 and 5,208, respectively, to its directors, officers, employees and consultants. Vesting generally occurs over an immediate to 48-month period based on a time-of-service condition, although vesting acceleration is provided under one grant in the event that a certain milestone is met. The weighted-average grant date fair value of the stock-options issued during the three months ended June 30, 2023 and 2022 was $2.69 and $55.71 per share, respectively. The weighted-average grant date fair value of the stock options issued during the six months ended June 30, 2023 and 2022 was $6.97 and $80.39 per share, respectively.

The total number of stock options outstanding as of June 30, 2023 and June 30, 2022 was 114,004 and 11,979, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30		June 30
	2023	2022	2023	2022
Expected volatility	132.13%	132.38%	156.35%	132.29%
Expected Life of options (years)	6.08	5.59	6.23	6.14
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.75%	2.75%	4.13%	1.98%

During the three months ended June 30, 2023 and 2022, 1,178 and 1,620 stock options vested, respectively, and 2,946 and 664 stock options were forfeited or expired during these periods, respectively. During the six months ended June 30, 2023 and 2022, 5,921 and 1,907 stock options vested, respectively, and 3,248 and 805 stock options were forfeited or expired during these periods, respectively. During the three and six months ended June 30, 2023 and 2022, no options were exercised.

Note 5 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, and warrants.

Pursuant to the requirements of Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement,” the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

●	Level 1 — Financial instruments with unadjusted quoted prices listed on active market exchanges.

●
Level 2 — Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●
Level 3 — Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

All cash equivalents and marketable securities are considered Level 1 measurements for all periods presented.

The available-for-sale marketable securities primarily consist of investment-grade, U.S.-dollar-denominated fixed and floating rate debt, measured at fair value on a recurring basis.

	June 30, 2023		December 31, 2022
(in thousands)	Fair Value	Level 1	Fair Value	Level 1

Marketable securities	$0	$0	$569	$569

The fair value of the Company’s common stock warrant liability related to the investor warrants issued in the October 2022 Offering was calculated using a Monte Carlo valuation model and was classified as Level 3 in the fair value hierarchy.

The following is a roll-forward of the fair value of the Level 3 warrants:

(in thousands)
Balance at December 31, 2022	$6,868
Change in fair value	755
Balance at January 4, 2023 (revaluation date)	7,623
Warrants reclassified to equity	(7,623)
Balance at June 30, 2023	$—

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

As of June 30, 2023, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2022.

Note 7 — Operating Leases

The Company leases a 23,000 square foot facility located in Eden Prairie, Minnesota for office and manufacturing space under a non-cancelable operating lease that expires in March 2027. In November 2021, the Company entered into a fourth amendment to the lease, extending the term of the lease from March 31, 2022 to March 31, 2027. This facility serves as our corporate headquarters and houses substantially all our functional departments. Monthly rent and common area maintenance charges, including estimated property tax for our headquarters, total approximately $31,000. The lease contains provisions for annual inflationary adjustments. Rent expense is being recorded on a straight-line basis over the term of the lease. Beginning on April 1, 2022, the annual base rent is $10.50 per square foot, subject to future annual increases of $0.32 to $0.34 per square foot.

Note 8 — Finance Lease Liability

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

Note 9 — Commitments and Contingencies

Employee Retirement Plan: The Company has a 401(k) retirement plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations, with the Company matching a portion of the employees’ contributions at the discretion of the Company.

Non-refundable Technology License Fee: On June 24, 2021, the Company entered into a research and development collaboration agreement with Koronis Biomedical Corporation (“KBT”) to design and develop an integrated continuous renal replacement therapy device. This agreement became effective on August 5, 2021, when KBT received approval of a $1.7 million grant from the National Institutes of Health to support this project. As part of this agreement, the Company paid KBT a non-refundable technology license fee of $428,160, payable in twelve equal monthly installments commencing on June 1, 2022. The full amount of $428,160 was expensed and included in Research and Development Expense for the year ended December 31, 2021, and the Company fully paid the license fee in the second quarter of 2023.

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

Unless otherwise specified or indicated by the context, “Nuwellis,” “Company,” “we,” “us,” and “our” refer to Nuwellis, Inc. and its subsidiary.

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

Recent Developments

On August 4, 2023, Lynn Blake notified Nuwellis, Inc., a Delaware corporation (the “Company”) of her decision to resign as the Chief Financial Officer of the Company, as set forth in the Company’s Form 8-K filing, dated as of August 8, 2023.  Ms. Blake’s last date with the Company is expected to be September 1, 2023 (the “Separation Date”). Ms. Blake’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or procedures. The Company intends to appoint Rob Scott, the Company’s current Senior Finance Director, as its new Chief Financial Officer, effective September 2, 2023.

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

Accounts Receivable: Our accounts receivables generally have terms that require payment within 30 days. We did not establish an allowance for doubtful accounts as of June 30, 2023, as we have not incurred any write-offs or experienced a deterioration in the aging of our receivables, and we do not expect to experience write-offs in the future.

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

The stock-based compensation expense associated with the DaVita Warrant will be recognized when the Company determines it is probable that the performance-based vesting conditions underlying the warrant are probable of achievement and at that time, expense will be recognized based on the grant-date fair value of the DaVita Warrant.

Accounting for Warrants: We have issued and may continue to issue warrants to purchase shares of common stock through our public and private offerings and in conjunction with the Supply Agreement executed with DaVita in June 2023. We account for such warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. If determined to be classified as a liability, we will remeasure the fair value of the warrants at each balance sheet date. If determined to be classified as equity, the fair value of the warrants will be measured as of the date of issuance and will not be subject to remeasurement at each subsequent balance sheet date.

Loss per Share: Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. See Note 3 — Stockholders’ Equity below for additional disclosures.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to measure fair value of the asset group. The Company has determined the fair value of the asset group associated with its loaner units by using expected cash flows estimating future discounted cash flows expected from the rental of these units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. There have been no impairment losses recognized for the six months ended June 30, 2023 or the year ended December 31, 2022.

Going Concern: Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2022 and 2021, and through June 30, 2023, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2023, we had an accumulated deficit of $278.7 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations into the future, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

We became a revenue-generating company after acquiring the Aquadex Business in August 2016. We expect to incur additional losses in the near-term as we grow the Aquadex Business, including investments in our sales and marketing capabilities, product development, purchasing inventory and manufacturing components, generating additional clinical evidence supporting the efficacy of the Aquadex System, and complying with the requirements related to being a U.S. public company. To become and remain profitable, we must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require us to succeed in training personnel at hospitals and effectively and efficiently manufacturing, marketing, and distributing the Aquadex System and related components. There can be no assurance that we will succeed in these activities, and we may never generate revenues sufficient to achieve profitability.

During 2022, we closed on an underwritten public offering for aggregate net proceeds of approximately $9.4 million after deducting the underwriting discounts and commissions and offering expenses. See Note 4 — Stockholders’ Equity, to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the issuance of equity securities or other financing transactions. Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

FINANCIAL OVERVIEW

We are a medical technology company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development, and conducting pre-clinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities, performing clinical research, and engaging in new product development. As of June 30, 2023, we had an accumulated deficit of $278.7 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to continue to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of three months ended June 30, 2023 to three months ended June 30, 2022

Net Sales
(in thousands)

Three months ended June 30, 2023	Three months ended June 30, 2022	Increase (Decrease)	% Change
$2,075	$2,213	$(138)	(6.2)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors, who in turn sell to hospitals and clinics in their geographic regions. The decrease in sales in the current year period is due to a decrease in console sales offset partially by an increase in circuit sales.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022	Increase (Decrease)	% Change
Cost of goods sold	$928	$1,150	$(222)	(19.3)%
Selling, general and administrative	$4,664	$4,257	$407	9.6%
Research and development	$1,505	$1,107	$398	36.0%

Cost of Goods Sold
The decrease in cost of goods sold for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was due primarily to lower sales volume in the current year period as well as a one-time, non-cash inventory write-off of $0.1 million in the prior-year period related to the discontinuation of a distribution agreement.

Selling, General and Administrative
The increase in selling, general and administrative expense primarily reflects increased staffing expenses and increased professional fees related to consulting, marketing initiatives, and accounting and legal expenses associated with the negotiation and execution of the DaVita Supply Agreement.

Research and Development
The increase in R&D expenses was primarily driven by increased spending on new product development associated with our pediatric dedicated device.

Comparison of six months ended June 30, 2023 to six months ended June 30, 2022

Net Sales
(in thousands)

Six months ended June 30, 2023	Six months ended June 30, 2022	Increase (Decrease)	% Change
$3,901	$4,139	$(238)	(5.8)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex system consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The decrease in sales is primarily attributable to decreased U.S. sales of consoles.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Six months ended June 30, 2023	Six months ended June 30, 2022	Increase (Decrease)	% Change
Cost of goods sold	$1,687	$1,974	$(287)	(14.5)%
Selling, general and administrative	$10,154	$8,669	$1,485	17.1%
Research and development	$2,933	$2,213	$720	32.5%

Cost of Goods Sold
The decrease in cost of goods sold for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to decreased sales in the current year period, as well as a one-time, non-cash inventory write-off of $0.1 million in the prior-year period related to the discontinuation of a distribution agreement.

Selling, General and Administrative
The increase in selling, general, and administrative expense primarily reflects increased staffing expenses and increased professional fees related to consulting, marketing initiatives, and accounting and legal expenses associated with the Company’s year-end audit, 2023 At-the-Market Offering, and the DaVita Supply Agreement.

Research and Development
The increase in R&D expense over the prior year was primarily driven by spending related to ongoing development of our pediatric continuous renal replacement therapy device.

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

During May and June 2023, the Company issued 657,333 shares of common stock under the 2023 At-the-Market Program for gross proceeds of approximately $2.3 million. Net proceeds totaled approximately $2.1 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

As of June 30, 2023 and December 31, 2022, cash and cash equivalents were $8.9 million and $17.7 million, respectively. Our business strategy and ability to fund our operations in the future depend in part on our ability to grow the Aquadex Business by expanding our salesforce, selling our products to hospitals and other healthcare facilities, and controlling costs. We will need to seek additional financing in the future, which, to date, has been primarily through offerings of our equity securities.

Cash Flows used in Operating Activities
Net cash used in operating activities was $11.4 million and $8.8 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, partially offset by non-cash charges for stock-based compensation, depreciation and amortization, and revaluation of the warrant liability (in the current year period), and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows provided by (used in) Investing Activities
Net cash provided by and used in investing activities was $415,000 and ($81,000) for the six months ended June 30, 2023 and 2022, respectively. The cash provided by investing activities was from the sale of marketable securities and the cash used in investing activities was for legal costs related to new patent applications and for the purchase of manufacturing, laboratory, and office equipment, respectively, in those periods.

Cash Flows provided by (used in) Financing Activities
Net cash provided by and used in financing activities was $2.1 million and ($13,000) for the six months ended June 30, 2023 and 2022, respectively. The cash provided by financing activities in the current year period was the result of proceeds received from the Company’s 2023 At-the-Market Program, net of financing costs. The use of cash in the prior year period related to lease payment expense.

Capital Resource Requirements
As of June 30, 2023, we did not have any material commitments for capital expenditures.

Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding the potential impacts of the COVID-19 pandemic on our business operations, cash flow, business development, and employees, our ability to execute on our strategic realignments, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.  Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in other reports filed thereafter with the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

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

As of June 30, 2023, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2023

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

3.9	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-35312	June 14, 2013	3.1

3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.11	Form of Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock	8-K	001-35312	October 18, 2022	3.1

3.12	Third Amended and Restated Bylaws	8-K	001-35312	April 27, 2021	3.2

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.13	Amendment to Third Amended and Restated Bylaws	8-K	001-35312	October 5, 2022	3.1

10.2	Supply and Collaboration Agreement, dated as of June 19, 2023, by and between the Company and DaVita Inc.	8-K	001-35312	June 21, 2023	10.1

10.3	Registration Rights Agreement, dated as of June 19, 2023, by and between the Company and DaVita Inc.	8-K	001-35312	June 21, 2023	10.2

10.4	DaVita Inc. Common Stock Warrant Agreement	8-K	001-35312	June 21, 2023	4.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: August 8, 2023	By:	/s/ Nestor Jaramillo, Jr.
Nestor Jaramillo, Jr.
President and Chief Executive Officer

Date: August 8, 2023	By:	/s/ Lynn Blake
Lynn Blake
Chief Financial Officer