Form 10-Q
period 2024-03-31
Nuwellis, Inc.
filed 2024-05-08
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 6, 2024 was 18,051,055.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,400	$3,800
Accounts receivable	1,226	1,951
Inventories, net	2,131	1,997
Other current assets	440	461
Total current assets	5,197	8,209
Property, plant and equipment, net	681	728
Operating lease right-of-use asset	664	713
Other assets	120	120
TOTAL ASSETS	$6,662	$9,770

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,332	$2,380
Accrued compensation	725	525
Current portion of operating lease liability	221	216
Other current liabilities	45	51
Total current liabilities	4,323	3,172
Common stock warrant liability	964	2,843
Operating lease liability	488	544
Total liabilities	5,775	6,559
Commitments and contingencies

Mezzanine Equity Series J Convertible Preferred Stock as of March 31, 2024 and December 31, 2023, par value $0.0001 per share; authorized 600,000 shares, issued and outstanding 82 and 11,950, respectively	2	221

Stockholders’ equity
Series A junior participating preferred stock as of March 31, 2024 and December 31, 2023, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of March 31, 2024 and December 31, 2023, par value $0.0001 per share; authorized 18,000 shares, issued and outstanding 127 shares	—	—
Preferred stock as of March 31, 2024 and December 31, 2023, par value $0.0001 per share; authorized 39,352,000 shares, none outstanding	—	—
Common stock as of March 31, 2024 and December 31, 2023, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 6,801,443 and 5,682,461, respectively	1	1
Additional paid‑in capital	292,880	290,646
Accumulated other comprehensive income:
Foreign currency translation adjustment	(40)	(31)
Accumulated deficit	(291,956)	(287,626)
Total stockholders’ equity	885	2,990
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$6,662	$9,770

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts and weighted average shares outstanding)

	Three months ended March 31
	2024	2023
Net sales	$1,857	$1,826
Cost of goods sold	666	759
Gross profit	1,191	1,067
Operating expenses:
Selling, general and administrative	4,606	5,490
Research and development	1,334	1,428
Total operating expenses	5,940	6,918
Loss from operations	(4,749)	(5,851)
Other income (expense), net	(101)	123
Change in fair value of warrant liability	522	(755)
Loss before income taxes	(4,328)	(6,483)
Income tax expense	(2)	(2)
Net loss	(4,330)	(6,485)
Deemed dividend attributable to Series J Convertible Preferred Stock	541	—
Net loss attributable to common shareholders	$(3,789)	$(6,485)

Basic and diluted loss per share	$(0.60)	$(5.76)

Weighted average shares outstanding – basic and diluted	6,286,298	1,125,993

Other comprehensive loss:
Net loss	$(4,330)	$(6,485)
Unrealized gain on marketable securities	—	6
Foreign currency translation adjustments	(9)	(7)
Total comprehensive loss	$(4,339)	$(6,486)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2022	536,394	$—	$279,736	$38	$(267,417)	$12,357
Net loss	—	—	—	—	(6,485)	(6,485)
Unrealized foreign currency translation adjustment	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities	—	—	—	6	—	6
Stock-based compensation	—	—	181	—	—	181
Issuance costs related to 2022 common stock offering	—	—	(11)	—	—	(11)
Issuance of common stock from Preferred Series I stock conversions	10,493	—	—	—	—	—
Reclassification of warrants to equity	—	—	7,623	—	—	7,623
Issuance of common stock from exercise of warrants	660,045	—	—	—	—	—
Balance March 31, 2023	1,206,932	$—	$287,529	$37	$(273,902)	$13,664

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2023	5,682,461	$1	$290,646	$(31)	$(287,626)	$2,990
Net loss	—	—	—	—	(4,330)	(4,330)
Unrealized foreign currency translation adjustment	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	158	—	—	158
Issuance of common stock from conversion of Series J Convertible Preferred Stock	1,118,982	—	1,535	—	—	1,535
Series J Convertible Preferred Stock deemed dividend	—	—	541	—	—	541
Balance March 31, 2024	6,801,443	$1	$292,880	$(40)	$(291,956)	$885

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Three months ended March 31
	2024	2023
Operating Activities:
Net loss	$(4,330)	$(6,485)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	76	86
Stock-based compensation expense	158	181
Change in fair value of warrant liability	(522)	755
Changes in operating assets and liabilities:
Accounts receivable	725	105
Inventory, net	(134)	(81)
Other current assets	21	(81)
Other assets and liabilities	(6)	(16)
Accounts payable and accrued expenses	1,150	(570)
Net cash used in operating activities	(2,862)	(6,106)

Investing Activities:
Additions to intangible assets	—	(85)
Purchases of property and equipment	(29)	(13)
Net cash used in investing activities	(29)	(98)

Financing Activities:
Issuance costs related to 2022 common stock offering	—	(11)
Proceeds from the exercise of Series J Convertible Preferred Warrants	500	—
Net cash provided by (used in) financing activities	500	(11)

Effect of exchange rate changes on cash	(9)	(7)
Net decrease in cash and cash equivalents	(2,400)	(6,222)
Cash and cash equivalents - beginning of period	3,800	17,737
Cash and cash equivalents - end of period	$1,400	$11,515

Supplemental cash flow information
Issuance of Series J Preferred Stock for exercise of Warrants	$1,857	$—
Issuance of Common Stock for conversion of Series J Preferred Stock	$1,535	$—
Deemed dividend on Series J Preferred Stock	$541	$—

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

Principles of Consolidation: The accompanying condensed consolidated balance sheet as of December 31, 2023, which has been derived from the consolidated audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in the audited annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive loss, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could differ materially from these estimates.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2023 and 2022 and through March 31, 2024, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2024, the Company had an accumulated deficit of $292.0 million and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months from the date of this Form 10-Q filing.

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

On March 3, 2023, we entered into a Sales Agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to create an at-the-market offering program under which we could offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Ladenburg was entitled to a commission at a fixed rate equal to 3% of the gross proceeds. In 2023, the Company issued shares under the at-the-market program for aggregate net proceeds of approximately $2.1 million after deducting the underwriting discounts and commissions and other costs associated with the offering.
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

There is no established trading market for the Series J Convertible Preferred Stock or the Warrants and we do not expect a market to develop. In addition, we do not intend to list the Series J Convertible Preferred Stock or the Warrants on Nasdaq or any other national securities exchange or any other nationally recognized trading system.

The gross proceeds to the Company from the October 2023 Offering were $2.25 million.  Net proceeds were approximately $1.5 million after deducting placement agent fees and commissions and offering expenses payable by the Company. The Company used the net proceeds from the Offering for working capital and for general corporate purposes.

The Series J Convertible Preferred Stock was reflected as mezzanine equity and accreted to reflect its redemption value as of each reporting date. The accretion was be reflected as a deemed dividend adjustment to arrive at net loss attributed to common stockholders for earnings per share calculations.

The Warrants were reflected as a liability and re-measured at fair value as of each reporting date with fair value changes being recorded as non-operating income or expense.  The Warrants were valued on day 1 and exceeded the gross proceeds of the offering.  This resulted in a day 1 financing expense of $2.7 million.

Understanding the near-term need to raise capital, the Company has recently undertaken steps to reduce our monthly cash burn rate, balanced against our strategic growth initiatives, which will provide more flexibility in anticipation of tougher capital market conditions for microcap companies like Nuwellis. These reductions include, but are not limited to the following: selected job eliminations, a reduction of the salaries for members of senior management, no merit increases to the base salaries of any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, no cash bonuses to any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, a reduction in Board of Director and committee fees, temporary suspension of company 401k match, travel reductions, and reductions to select professional services.

The Company believes that its existing capital resources will be sufficient to support its operating plan through August 31, 2024. However, the Company will seek to raise additional capital to support its growth or other strategic initiatives through debt, equity or a combination thereof. There can be no assurance we will be successful in raising additional capital.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018.  Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition below for additional disclosures.  For the three months ended March 31, 2024, one customer represented 22% net sales. For the three months ended March 31, 2023,  two customers each represented 14% and 13% of net sales.

Accounts Receivable: Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. Under ASC 326, Current Expected Credit Losses, the Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date, the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of March 31, 2024, or December 31, 2023. As of March 31, 2024, one customer represented 29% of the accounts receivable balance. As of December 31, 2023, two customers represented 14% and 15% of the total accounts receivable balance.

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

(in thousands)	March 31, 2024	December 31, 2023
Finished Goods	$651	$393
Work in Process	198	207
Raw Materials	1,342	1,472
Inventory Reserves	(60)	(75)
Total	$2,131	$1,997

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31
	2024	2023

Stock options	147,316	105,296
Warrants to purchase common stock	2,137,323	19,190
Series F convertible preferred stock	125,857	5,080
Series J convertible preferred stock	2,030	—
Total	2,412,526	129,566

The following table reconciles reported net loss with reported net loss per share for each of the three months ended March 31:

	Three months ended March 31
	2024	2023
(in thousands, except per share amounts)
Net loss	$(4,330)	$(6,485)
Deemed dividend attributable to Series J Convertible Preferred Stock	541	—
Net loss after deemed dividend	(3,789)	(6,485)
Weighted average shares outstanding	6,286	1,126
Basic and diluted loss per share	$(0.60)	$(5.76)

Subsequent Events: The Company evaluates events through the date the condensed consolidated financial statements are filed for events requiring adjustment to or disclosure in the condensed consolidated financial statements.  See note 9 – Subsequent Events for additional disclosures.

Note 2 – Revenue Recognition

Net Sales: The Company sells its products in the United States primarily through a direct salesforce. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Belarus, Brazil, Colombia, The Czech Republic, Germany, Greece, Hong Kong, India, Indonesia, Israel, Italy, Panama, Romania, Singapore, Slovak Republic, Spain, Switzerland, Thailand, United Arab Emirates, and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies. International revenue represents 6% and 4% of net sales for the three months ended March 31, 2024 and 2023, respectively.

Revenue from product sales is recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers whose related revenue is recognized over time. This revenue represents less than 1% of net sales for the three months ended March 31, 2024 and 2023. The unfulfilled performance obligations related to these extended service plans are included in deferred revenue, which is included in other current liabilities on the condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

As of March 31, 2024, and December 31, 2023, 127 shares of the Series F convertible preferred stock remained outstanding.

Market-Based Warrants: On May 30, 2019, the Company granted a market-based warrant to a consultant in exchange for investor relations services. The warrant represents the right to acquire up to 33 shares of the Company’s common stock at an exercise price of $9,540 per share, the closing stock price of the Company’s common shares on May 30, 2019. The warrant is subject to a vesting schedule based on the Company achieving certain market stock prices within a specified period of time. The warrant expires on May 30, 2024. None of these warrants had vested as of March 31, 2024.

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

In conjunction with the Supply Agreement, the Company issued DaVita a warrant to purchase up to an aggregate of 1,289,081 shares of common stock of the Company, par value $0.0001 per share, at an exercise price of $3.2996 per share (the “DaVita Warrant”), provided that at no time can the DaVita Warrant be exercised for an amount of shares that would represent greater than 19.9% ownership in the Company subject to certain vesting milestones. The DaVita Warrant is expected to vest in four tranches as follows: (i) 25% upon receipt of notice to extend the Supply Agreement past the initial pilot-term; (ii) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within twelve months of Ultrafiltration Services Approval; (iii) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within twenty-four months of Ultrafiltration Services Approval; and (iv) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within thirty-six months of Ultrafiltration Services Approval. This warrant had not vested as of March 31, 2024.

The Company evaluated the accounting treatment for the DaVita Warrant pursuant to ASC 718, “Stock Compensation,” and ASC 480, “Distinguishing Liabilities from Equity,” and concluded that the DaVita Warrant should be classified as an equity instrument on the balance sheet as of March 31, 2024. In accordance with this treatment, the Company’s management concluded none of the performance-based vesting conditions of the DaVita warrant were probable of vesting as of March 31, 2024, and therefore, no expense associated with the DaVita Warrant was recognized in the Company’s financial statements as of that date. The Company will continue to evaluate the probability of achieving the performance milestones associated with the DaVita Supply Agreement and will record the related equity-based expense in its financial statements based on the grant date fair value of the DaVita Warrant when management deems it is probable that the performance-based vesting conditions will be achieved.

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

In connection with the October 2023 offering, the conversion price of the Series F convertible preferred stock was reduced from $25 to $1.01, the per share price to the public in the October 2023 offering.

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

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended March 31
(in thousands)	2024	2023
Selling, general and administrative expense	$157	$172
Research and development expense	1	9
Total stock-based compensation expense	$158	$181

During the three months ended March 31, 2024 and 2023, under the 2017 Equity Incentive Plan, the 2021 Inducement Plan, and the 2013 Non-Employee Directors’ Equity Incentive Plan, the Company granted 44,330 and 95,113 stock options, respectively, to its directors, officers and employees. Vesting generally occurs over an immediate to 48-month period based on a time-of-service condition. The weighted-average grant date fair value of the stock-options issued during the three months ended March 31, 2024 and 2023 was $0.63 and $7.50 per share, respectively.

The total number of stock options outstanding as of March 31, 2024 and March 31, 2023 was 147,316 and 105,296, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three months ended March 31, 2024 and 2023:

	Three months ended March 31
	2024	2023
Expected volatility	138.71%	159.32%
Expected Life of options (years)	5.51	6.25
Expected dividend yield	0%	0%
Risk-free interest rate	3.94%	4.18%

During the three months ended March 31, 2024 and 2023, 31,520 and 1,268 stock options vested, respectively, and 7,930 and 302 stock options were expired or forfeited during these periods, respectively. During the three months ended March 31, 2024 and 2023, no options were exercised.

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

The fair value of the Company’s common stock warrant liability related to the investor warrants issued in the October 2023 and October 2022 public offerings was calculated using a Monte Carlo valuation model and was classified as Level 3 in the fair value hierarchy.

The following is a roll-forward of the fair value of the Level 3 warrants:

(in thousands)
Balance at December 31, 2022	$6,868
Change in fair value	755
Issuance of Common Stock for exercise of Series I warrants	(7,623)
October 17, 2023, issuance of Series J warrants	4,965
Exercise of Series J warrants	(536)
Change in fair value	(1,586)
Balance at December 31, 2023	2,843
Exercise of Series J warrants	(1,357)
Change in fair value	(522)
Balance at March 31, 2024	$964

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

As of March 31, 2024, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note 8—Commitments and Contingencies

Employee Retirement Plan: The Company has a 401(k) retirement plan that provides retirement benefits to all eligible U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations, with the Company matching a portion of the employees’ contributions at the discretion of the Company.

Milestone Payment:  On December 27, 2022, the Company entered into a license and distribution agreement with SeaStar Medical Holding Corporation, (Nasdaq: ICU), a medical device company developing proprietary solutions to reduce the consequences of dysregulated immune responses including hyperinflammation on vital organs, is appointing the Company as the exclusive U.S. distributor to promote, advertise, market, distribute and sell certain products.  As a part of this agreement, the Company agreed to pay SeaStar, a milestone payment of $450,000, upon its receipt of a Human Device Exemption (HDE) approval from the U.S. Food and Drug Administration’s (FDA).  This payment is due on the later to occur of  30 days after achievement of the milestone event or April 1, 2024. As of December 31, 2023, the Company concluded it was probable HDE approval would be obtained and recorded a liability of $450,000 on the consolidated balance sheet. On February 22, 2024, SeaStar obtained HDE approval. As of March 31, 2024, the milestone payment has not been paid.

Note 9- Subsequent Events

Public Offering: On April 30, Nuwellis closed on an underwritten public offering of 11,250,000 shares of its common stock (or pre-funded warrants in lieu thereof) and warrants to purchase up to an aggregate of 16,875,000 shares of its common stock at a combined public offering price $0.24 per share (or pre-funded warrant in lieu thereof) and associated warrant. Each share of common stock (or prefunded warrant in lieu thereof) was sold together with one warrant to purchase one and a half shares of common stock. The warrants have an exercise price of $0.40 per share, are exercisable immediately upon issuance, and will expire five years following the date of issuance. Each whole common warrant entitles the holder thereof to purchase one share of common stock.

The common warrants contain a reset of the exercise price, effective upon the Warrant Stockholder Approval, to a price equal to the lesser of (i) the then exercise price, (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split in the future and (iii) if we effect a reverse stock split prior to obtaining the Warrant Stockholder Approval, the lowest volume weighted average price for the five trading days immediately following the date we obtain the Warrant Stockholder Approval. Upon such a reset, there will be a proportionate adjustment to the number of shares underlying the common warrants. In addition, the common warrants will provide for, effective upon the Warrant Stockholder Approval, full ratchet anti-dilution adjustment to the exercise price and number of shares underlying the common warrants upon our issuance of our common stock or common stock equivalents at a price per share that is less than the exercise price of the common warrants, subject to certain exemptions. In no event will the exercise price of the common warrants with respect to either adjustment be reduced below a floor price of $0.06.

The gross proceeds to Nuwellis from the offering, before deducting the placement agent fees and other offering expenses were approximately $2.7 million. Net proceeds totaled approximately $2.1 million after deducting the underwriting discounts and commissions and other costs associated with the offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

Several hospitals in the U.S. initially included the Aquadex System into their treatment protocol for fluid management of COVID-19, especially when dialysis equipment and staff were limited, but treatment regimens subsequently evolved so that the need to restore fluid balance became less prevalent. However, we also experienced changes to our sales practices due to restrictions on hospital access and believe that revenue in other areas was negatively impacted by these restrictions.  In addition, the disruption created by COVID-19 created significant uncertainty about our ability to access the capital markets in future periods. As of the filing date of this Form 10-Q, the extent to which COVID-19 may continue to impact our financial condition or results of operations or guidance is uncertain and cannot be reasonably estimated but could be material and last for an extended period of time. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. See Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Developments

Public Offering

On April 30, Nuwellis closed on an underwritten public offering of 11,250,000 shares of its common stock (or pre-funded warrants in lieu thereof) and warrants to purchase up to an aggregate of 16,875,000 shares of its common stock at a combined public offering price $0.24 per share (or pre-funded warrant in lieu thereof) and associated warrant. Each share of common stock (or prefunded warrant in lieu thereof) was sold together with one warrant to purchase one and a half shares of common stock. The warrants have an exercise price of $0.40 per share, are exercisable immediately upon issuance, and will expire five years following the date of issuance. Each whole common warrant entitles the holder thereof to purchase one share of common stock.

The common warrants contain a reset of the exercise price, effective upon the Warrant Stockholder Approval, to a price equal to the lesser of (i) the then exercise price, (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split in the future and (iii) if we effect a reverse stock split prior to obtaining the Warrant Stockholder Approval, the lowest volume weighted average price for the five trading days immediately following the date we obtain the Warrant Stockholder Approval. Upon such a reset, there will be a proportionate adjustment to the number of shares underlying the common warrants. In addition, the common warrants will provide for, effective upon the Warrant Stockholder Approval, full ratchet anti-dilution adjustment to the exercise price and number of shares underlying the common warrants upon our issuance of our common stock or common stock equivalents at a price per share that is less than the exercise price of the common warrants, subject to certain exemptions. In no event will the exercise price of the common warrants with respect to either adjustment be reduced below a floor price of $0.06.

The gross proceeds to Nuwellis from the offering, before deducting the placement agent fees and other offering expenses were approximately $2.7 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to stock-based compensation, valuation of equity and debt securities, and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, valuations, or various assumptions that are believed to be reasonable under the circumstances. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Accounts Receivable: Our accounts receivables generally have terms that require payment within 30 days. We did not establish an allowance for doubtful accounts as of March 31, 2024, as we have not incurred any write-offs or experienced a deterioration in the aging of our receivables, and we do not expect to experience write-offs in the future.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to measure fair value of the asset group. The Company has determined the fair value of the asset group associated with its loaner units by using expected cash flows estimating future discounted cash flows expected from the rental of these units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. There have been no impairment losses recognized for the three months ended March 31, 2024 or the year ended December 31, 2023.

Going Concern: Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2023 and 2022, and through March 31, 2024, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2024, we had an accumulated deficit of $292.0 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations into the future, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

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

During 2021 and through March 31, 2024, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $41.4 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. See Note 4 –Stockholders’ Equity, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the issuance of equity securities or other financing transactions.  Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern.  No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

We believe that our existing capital resources will be sufficient to support our operating plan through August 31, 2024; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance the Company will be successful in raising additional capital.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax disclosures. The new guidance requires standardized categories for the effective tax rate reconciliation, disaggregation of income taxes paid and other income tax-related disclosures. This update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact that the new guidance will have on our notes to the consolidated financial statements.

FINANCIAL OVERVIEW

We are a medical technology company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development, and conducting pre-clinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities, performing clinical research, and engaging in new product development. As of March 31, 2024, we had an accumulated deficit of $292.0 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to continue to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of three months ended March 31, 2024 to three months ended March 31, 2023

Net Sales
(in thousands)

Three months ended March 31, 2024	Three months ended March 31, 2023	Increase (Decrease)	% Change
$1,857	$1,826	$31	1.7%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors, who in turn sell to hospitals and clinics in their geographic regions. The increase in sales in the current year period is due to an 11% increase in circuit sales, reflecting continued increases in the number of patients treated with the Aquadex therapy, and an increase in International sales. The year-over-year circuit and International sales increases were partially offset by a decrease in console sales.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three months ended March 31, 2024	Three months ended March 31, 2023	Increase (Decrease)	% Change
Cost of goods sold	$666	$759	$(93)	(12.3)%
Selling, general and administrative	$4,606	$5,490	$(884)	(16.1)%
Research and development	$1,334	$1,428	$(94)	(6.6)%

Cost of Goods Sold
The decrease in cost of goods sold for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to higher manufacturing volumes of circuits in the current year period.

Selling, General and Administrative
The decrease in selling, general and administrative expense was primarily driven by decreased headcount and compensation-related expense and lower corporate administrative expenses.

Research and Development
The decrease in R&D expenses was primarily driven by decreased headcount and compensation-related expense.

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

As of March 31, 2024 and December 31, 2023, cash and cash equivalents were $1.4 million and $3.8 million, respectively. Our business strategy and ability to fund our operations in the future depend in part on our ability to grow the Aquadex Business by expanding our salesforce, selling our products to hospitals and other healthcare facilities, and controlling costs. We will need to seek additional financing in the future, which, to date, has been primarily through offerings of our equity securities.

Cash Flows used in Operating Activities
Net cash used in operating activities was $2.9 million and $6.1 million for the three months ended March 31, 2024, and March 31, 2023, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, partially offset by non-cash charges for stock-based compensation, depreciation and amortization, and revaluation of the warrant liability, and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows used in Investing Activities
Net cash used in investing activities was $29,000 and $98,000 for the three months ended March 31, 2024, and 2023, respectively. The cash used in investing activities was for legal costs related to new patent applications in the prior year and for the purchase of manufacturing, laboratory, and office equipment, respectively, in those periods.

Cash Flows provided by (used in) Financing Activities
Net cash provided by and used in financing activities was $500,000 and ($11,000) for the three months ended March 31, 2024, and 2023, respectively. The cash provided by financing activities in the current year period was the result of proceeds received from the exercise of warrants.  The use of cash in the prior year period related to issuance costs from the 2022 common stock offering.

Capital Resource Requirements
As of March 31, 2024, we did not have any material commitments for capital expenditures.

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

As of March 31, 2024, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2024. The Certifying Officers based their conclusion on the fact that the Company has identified two material weaknesses in controls over financial reporting, as detailed in the 2023 Annual Report on Form 10-K. In light of this fact, management expects to perform additional analyses, reconciliations, and remediations.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 4, 2024, the Company received a written notice from SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar”) alleging the Company has breached its payment obligations arising under that certain License and Distribution Agreement dated December 27, 2022 entered into by and between the Company and SeaStar.  Representatives of the Company and SeaStar are engaged in ongoing discussions to resolve SeaStar’s allegations, which the Company believes will be resolved following the financing contemplated by the Securities Purchase Agreement. Additionally, the Company is within the cure period to remedy such alleged breach.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the year ended December 31, 2023, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Form 10-Q for the Quarterly Period Ended March 31, 2024

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

Nuwellis, Inc.

Date: May 7, 2024	By:	/s/ Nestor Jaramillo, Jr.
Nestor Jaramillo, Jr.
President and Chief Executive Officer

Date: May 7, 2024	By:	/s/ Robert Scott
Robert Scott
Chief Financial Officer