Form 10-Q
period 2024-06-30
Nuwellis, Inc.
filed 2024-08-13
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 13, 2024 was 1,383,539.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,023	$3,800
Accounts receivable	1,292	1,951
Inventories, net	1,967	1,997
Other current assets	544	461
Total current assets	4,826	8,209
Property, plant and equipment, net	630	728
Operating lease right-of-use asset	613	713
Other assets	120	120
TOTAL ASSETS	$6,189	$9,770

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$3,028	$2,380
Accrued compensation	706	525
Current portion of operating lease liability	226	216
Other current liabilities	56	51
Total current liabilities	4,016	3,172
Common stock warrant liability	8,579	2,843
Operating lease liability	428	544
Total liabilities	13,023	6,559
Commitments and contingencies

Mezzanine Equity Series J Convertible Preferred Stock as of June 30, 2024 and December 31, 2023, par value $0.0001 per share; authorized 600,000 shares, issued and outstanding 88 and 11,950, respectively	2	221

Stockholders’ equity (deficit)
Series A junior participating preferred stock as of June 30, 2024 and December 31, 2023, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of June 30, 2024 and December 31, 2023, par value $0.0001 per share; authorized 18,000 shares, issued and outstanding 127 shares	—	—
Preferred stock as of June 30, 2024 and December 31, 2023, par value $0.0001 per share; authorized 39,352,000 shares, none outstanding	—	—
Common stock as of June 30, 2024 and December 31, 2023, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 515,744 and 162,356, respectively	—	—
Additional paid‑in capital	292,887	290,647
Accumulated other comprehensive income:
Foreign currency translation adjustment	(42)	(31)
Accumulated deficit	(299,681)	(287,626)
Total stockholders’ equity (deficit)	(6,836)	2,990
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,189	$9,770

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts and weighted average shares outstanding)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Net sales	$2,194	$2,075	$4,051	$3,901
Cost of goods sold	720	928	1,386	1,687
Gross profit	1,474	1,147	2,665	2,214
Operating expenses:
Selling, general and administrative	3,236	4,664	7,842	10,154
Research and development	558	1,505	1,892	2,933
Total operating expenses	3,794	6,169	9,734	13,087
Loss from operations	(2,320)	(5,022)	(7,069)	(10,873)
Other income (expense), net	6	179	(95)	302
Financing Expense	(5,607)	—	(5,607)	—
Change in fair value of warrant liability	198	—	720	(755)
Loss before income taxes	(7,723)	(4,843)	(12,051)	(11,326)
Income tax expense	(2)	(2)	(4)	(4)
Net loss	$(7,725)	$(4,845)	$(12,055)	$(11,330)
Deemed dividend attributable to Series J Convertible Preferred Stock	—	—	541	—
Net loss attributable to common shareholders	$(7,725)	$(4,845)	$(11,514)	$(11,330)

Basic and diluted loss per share	$(18.85)	$(127.65)	$(40.91)	$(323.15)

Weighted average shares outstanding – basic and diluted	409,690	37,949	294,649	35,060

Other comprehensive loss:
Foreign currency translation adjustments	$(2)	$1	$(11)	$(6)
Total comprehensive loss	$(7,727)	$(4,844)	$(12,066)	$(11,336)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2022	15,326	$—	$279,736	$38	$(267,417)	$12,357
Net loss	—	—	—	—	(6,485)	(6,485)
Unrealized foreign currency translation adjustment	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities	—	—	—	6	—	6
Stock-based compensation	—	—	181	—	—	181
Issuance costs related to 2022 common stock offering	—	—	(11)	—	—	(11)
Issuance of common stock from Preferred Series I stock conversions	300	—	—	—	—	—
Reclassification of warrants to equity	—	—	7,623	—	—	7,623
Issuance of common stock from exercise of warrants	18,858	—	—	—	—	—
Balance March 31, 2023	34,484	$—	$287,529	$37	$(273,902)	$13,664
Net loss	—	—	—	—	(4,845)	(4,845)
Unrealized foreign currency translation adjustment	—	—	—	—	—	(7)
Unrealized gain on marketable securities	—	—	—	(61)	—	(61)
Stock-based compensation	—	—	197	—	—	197
Issuance costs related to ATM offering	—	—	(98)	—	—	(98)
Issuance of common stock from ATM offering	18,781	—	2,217	—	—	2,217
Balance June 30, 2023	53,265	$—	$289,845	$(24)	$(278,747)	$11,074

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2023	162,356	$—	$290,647	$(31)	$(287,626)	$2,990
Net loss	—	—	—	—	(4,330)	(4,330)
Unrealized foreign currency translation adjustment	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	158	—	—	158
Issuance of common stock from conversion of Series J Convertible Preferred Stock	31,971	—	1,535	—	—	1,535
Series J Convertible Preferred Stock deemed dividend	—	—	541	—	—	541
Balance March 31, 2024	194,327	$—	$292,881	$(40)	$(291,956)	$885
Net loss	—	—	—	—	(7,725)	(7,725)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	115	—	—	115
Issuance of common stock, net	321,417	—	(109)	—	—	(109)
Balance June 30, 2024	515,744	$—	$292,887	$(42)	$(299,681)	$(6,836)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Six months ended June 30
	2024	2023
Operating Activities:
Net loss	$(12,055)	$(11,330)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	151	169
Stock-based compensation expense	273	378
Change in fair value of warrant liability	(720)	755
Warrant financing costs	5,607	—
Net realized gain on marketable securities	—	(65)
Changes in operating assets and liabilities:
Accounts receivable	659	230
Inventory, net	30	(72)
Other current assets	(395)	(547)
Other assets and liabilities	5	(20)
Accounts payable and accrued expenses	829	(856)
Net cash used in operating activities	(5,616)	(11,358)

Investing Activities:
Proceeds from sale of marketable securities	—	578
Additions to intangible assets	—	(99)
Purchases of property and equipment	(53)	(64)
Net cash provided by (used in) investing activities	(53)	415

Financing Activities:
Issuance of common stock from offering	2,403	—
Proceeds from the exercise of Series J Convertible Preferred Warrants	500	—
Proceeds from ATM stock offerings, net	—	2,108
Net cash provided by financing activities	2,903	2,108

Effect of exchange rate changes on cash	(11)	(6)
Net decrease in cash and cash equivalents	(2,777)	(8,841)
Cash and cash equivalents - beginning of period	3,800	17,737
Cash and cash equivalents - end of period	$1,023	$8,896

Supplemental cash flow information
Issuance of Series J Preferred Stock for exercise of Warrants	$1,857	$—
Issuance of Common Stock for conversion of Series J Preferred Stock	$1,535	$—
Deemed dividend on Series J Preferred Stock	$(541)	$—
Common stock offering costs included in prepaids	$306	$—

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

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2023 and 2022 and through June 30, 2024, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. Since the company’s inception and as of June 30, 2024, the Company had an accumulated deficit of $299.7 million and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months. The Company became a revenue-generating company after acquiring the Aquadex Business in August 2016.  The Company expects to incur additional losses in the near-term as it grows the Aquadex Business, including investments in its sales and marketing capabilities, product development, purchasing inventory, manufacturing components, generating additional clinical evidence supporting the efficacy of the Aquadex System, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, the Company must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require the Company to succeed in training personnel at hospitals and in outpatient care settings, and effectively and efficiently manufacturing, marketing, and distributing the Aquadex System and related components. There can be no assurance that the Company will succeed in these activities, and it may never generate revenues sufficient to achieve profitability.

On April 30, the Company closed on a best efforts public offering of 240,571 shares of its common stock, 80,854 shares of its common stock for pre-funded warrants and warrants to purchase up to an aggregate of 482,146 shares of its common stock at a combined public offering price $8.40 per share.  All pre-funded warrants were exercised on the date of the offering. Each share of common stock (or prefunded warrant in lieu thereof) was sold together with one warrant to purchase one and a half shares of common stock. The warrants have an exercise price of $14.00 per share, were exercisable immediately upon issuance, and will expire five years following the date of issuance. Each whole common warrant entitles the holder thereof to purchase one share of common stock.

The common warrants contain a reset of the exercise price, effective upon the Warrant Stockholder Approval, to a price equal to the lesser of (i) the then exercise price, (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split in the future and (iii) if we effect a reverse stock split prior to obtaining the Warrant Stockholder Approval, the lowest volume weighted average price for the five trading days immediately following the date we obtain the Warrant Stockholder Approval. The Company secured the Warrant Stockholder Approval on June 6, 2024. Subsequent to June 30 2024, the number of shares underlying the common warrants were adjusted to 2,710,734 shares and the exercise price was adjusted to $2.49 per share.  In addition, the common warrants provided for, full ratchet anti-dilution adjustment to the exercise price and number of shares underlying the common warrants upon our issuance of our common stock or common stock equivalents at a price per share that is less than the exercise price of the common warrants, subject to certain exemptions. In no event will the exercise price of the common warrants with respect to either adjustment be reduced below a floor price of $0.06.

The gross proceeds to the Company from the offering, before deducting the placement agent fees and other offering expenses were approximately $2.7 million.

On July 24, 2024, the Company announced that it had entered into a definitive securities purchase agreement with certain institutional investors for the purchase and sale of 469,340 shares of the Company’s common stock at a price of $4.24 per share of common stock in a registered direct offering priced at-the-market under Nasdaq rules.

In addition, in a concurrent private placement, the Company will issue to the investors warrants to purchase up to 938,680 shares of common stock. The warrants have an exercise price of $3.99 per share, will be exercisable immediately following the date of issuance and will have a term of five years from the date of issuance.

The closing of the registered direct offering and the concurrent private placement occurred on or about July 25, 2024, subject to the satisfaction of  the customary closing conditions.

The gross proceeds to the Company from the registered direct offering and the concurrent private placement, before deducting the placement agent fees and other offering expenses payable by the Company, were approximately $2.0 million. The Company intends to use the net proceeds from the offering for working capital and for general corporate purposes.

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

The Company believes that its existing capital resources will be sufficient to support its operating plan through October 31, 2024. However, the Company will seek to raise additional capital to support its growth or other strategic initiatives through debt, equity or a combination thereof. There can be no assurance we will be successful in raising additional capital.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition below for additional disclosures. For the three months ended June 30, 2024, two customers represented 16% and 12% of net sales. For the six months ended June 30, 2024, two customers each represented 19% and 11% of net sales. For the three months ended June 30, 2023, two customers represented 16% and 13% of net sales. For the six months ended June 30, 2023, two customers each represented 14% and 13% of net sales.

Accounts Receivable: Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date, the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of June 30, 2024, or December 31, 2023. As of June 30, 2024, one customer represented 27% of the accounts receivable balance. As of December 31, 2023, two customers represented 14% and 15% of the total accounts receivable balance.

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

(in thousands)	June 30, 2024	December 31, 2023
Finished Goods	$470	$393
Work in Process	307	207
Raw Materials	1,234	1,472
Inventory Reserves	(44)	(75)
Total	$1,967	$1,997

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30
	2024	2023

Stock options	3,979	3,164
Warrants to purchase common stock	543,232	37,401
Series F convertible preferred stock	15,240	254
Series J convertible preferred stock	62	—
Total	562,513	40,819

The following table reconciles reported net loss with reported net loss per share for each of the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
(in thousands, except per share amounts)
Net loss	$(7,725)	$(4,845)	$(12,055)	$(11,330)
Deemed dividend attributable to Series J Convertible Preferred Stock	—	—	541	—
Net loss attributable to common shareholders	$(7,725)	$(4,845)	$(11,514)	$(11,330)
Weighted average shares outstanding	410	38	295	35
Basic and diluted loss per share	$(18.85)	$(127.65)	$(40.91)	$(323.15)

Subsequent Events: The Company evaluates events through the date the condensed consolidated financial statements are filed for events requiring adjustment to or disclosure in the condensed consolidated financial statements.  See note 9 – Subsequent Events for additional disclosures.

Note 2 – Revenue Recognition

Net Sales: The Company sells its products in the United States primarily through a direct salesforce. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Belarus, Brazil, Colombia, The Czech Republic, Germany, Greece, Hong Kong, India, Indonesia, Israel, Italy, Panama, Romania, Singapore, Slovak Republic, Spain, Switzerland, Thailand, United Arab Emirates, and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies. International revenue represents 3% and 5% of net sales for the three months ended June 30, 2024 and 2023, and 4% of net sales for both the six months ended June 30, 2024 and 2023, respectively.

Revenue from product sales is recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers whose related revenue is recognized over time. This revenue represents less than 1% of net sales for the three and six months ended June 30, 2024 and 2023. The unfulfilled performance obligations related to these extended service plans are included in deferred revenue, which is included in other current liabilities on the condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3 – Stockholders’ Equity

Series F Convertible Preferred Stock: On November 27, 2017, the Company closed on an underwritten public offering of Series F convertible preferred stock and warrants to purchase shares of common stock The Series F convertible preferred stock has full ratchet price-based anti-dilution protection, subject to customary carve-outs, in the event of a down-round financing at a price per share below the conversion price of the Series F convertible preferred stock (which protection will expire if, during any 20 of 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 300% of the then-effective conversion price of the Series F convertible preferred stock and the daily dollar trading volume for each trading day during such period exceeds $7,000,000). Effective for every stock offering or reverse stock split, the conversion price of the Series F convertible preferred stock has been recalculated based on the offering price.

As of July 25, 2024 (the most recent stock offering), the conversion price of the Series F convertible preferred stock was recalculated  to $235.85.  As of June 30, 2024 and December 31, 2023, 127 shares of the Series F convertible preferred stock remained outstanding.

2023 At-the-Market Program: In March 2023, the Company filed a Prospectus Supplement to its Registration Statement on Form S-3 with the SEC in connection with a proposed At-the-Market Securities offering (the “At-the-Market Program”). During 2023, the Company issued 18,781 shares of common stock under the At-the-Market Program for gross proceeds of approximately $2.3 million. Net proceeds totaled approximately $2.1 million after deducting the underwriting discounts and commissions and other costs associated with the offering. The Company terminated its At-the-Market Program in July of 2024.

Supply Agreement Warrants:  On June 19, 2023, we entered into a Supply and Collaboration Agreement (the “Supply Agreement”) with DaVita Inc., a Delaware corporation (“DaVita”), pursuant to which DaVita will pilot the Aquadex ultrafiltration therapy system to treat adult patients with congestive heart failure and related conditions within select U.S. markets. The pilot program is expected to launch by the end of fourth quarter 2023 and extend through May 31, 2024 (the “Pilot”). On May 31, 2024, DaVita and Nuwellis amended the Supply and Collaboration Agreement extending the Pilot term through August 31, 2024. Through the Pilot, ultrafiltration therapy using Aquadex will be offered at a combination of DaVita’s hospital customer and outpatient center locations, with both companies collaborating on the roll-out of the therapy, clinician training, and patient support. At the conclusion of the Pilot, DaVita has the option, in its sole discretion, to extend the Supply Agreement with the Company for continued provision of both inpatient and outpatient ultrafiltration services for up to 10 years (“Ultrafiltration Services Approval”).

In conjunction with the Supply Agreement, the Company issued DaVita a warrant to purchase up to an aggregate of 36,830 shares of common stock of the Company, par value $0.0001 per share, at an exercise price of $115.49 per share (the “DaVita Warrant”), provided that at no time can the DaVita Warrant be exercised for an amount of shares that would represent greater than 19.9% ownership in the Company subject to certain vesting milestones. The DaVita Warrant is expected to vest in four tranches as follows: (i) 25% upon receipt of notice to extend the Supply Agreement past the initial pilot-term; (ii) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within twelve months of Ultrafiltration Services Approval; (iii) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within twenty-four months of Ultrafiltration Services Approval; and (iv) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within thirty-six months of Ultrafiltration Services Approval. This warrant had not vested as of June 30, 2024.

The Company evaluated the accounting treatment for the DaVita Warrant pursuant to ASC 718, “Stock Compensation,” and ASC 480, “Distinguishing Liabilities from Equity,” and concluded that the DaVita Warrant should be classified as an equity instrument on the balance sheet as of June 30, 2024. In accordance with this treatment, the Company’s management concluded none of the performance-based vesting conditions of the DaVita warrant were probable of vesting as of June 30, 2024, and therefore, no expense associated with the DaVita Warrant was recognized in the Company’s financial statements as of that date. The Company will continue to evaluate the probability of achieving the performance milestones associated with the DaVita Supply Agreement and will record the related equity-based expense in its financial statements based on the grant date fair value of the DaVita Warrant when management deems it is probable that the performance-based vesting conditions will be achieved.

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

The Units, the shares of Series J Convertible Preferred Stock, the Warrants, the PIK Dividend Shares, the PIK Conversion Shares as well as the shares of Series J Convertible Preferred Stock issuable upon exercise of the Warrants and the shares of the Company’s common stock, par value $0.0001 per share, issuable upon conversion of the Series J Convertible Preferred Stock, were offered and sold by the Company pursuant to an effective registration statement on Form S-1. The closing of the Offering contemplated by the Placement Agency Agreement occurred on October 17, 2023.

On October 17, 2023, the Company also entered into a warrant agency agreement with the Company’s transfer agent, Equiniti Trust Company, LLC, who will act as warrant agent for the Company, setting forth the terms and conditions of the Warrants sold in this Offering.

Each Warrant has an exercise price of $262.50 per one-half of one (0.5) share of Series J Convertible Preferred Stock, is immediately exercisable and will expire three (3) years from the date of issuance.

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

April 2024 Offering: On April 30, the Company closed on a best efforts public offering of 240,571 shares of its common stock, 80,854 shares of its common stock for pre-funded warrants and warrants to purchase up to an aggregate of 482,146 shares of its common stock at a combined public offering price $8.40 per share.  All pre-funded warrants were exercised on the date of the offering.  Each share of common stock (or prefunded warrant in lieu thereof) was sold together with one warrant to purchase one and a half shares of common stock. The warrants have an exercise price of $14.00 per share, were exercisable immediately upon issuance, and will expire five years following the date of issuance. Each whole common warrant entitles the holder thereof to purchase one share of common stock.

The common warrants contain a reset of the exercise price, effective upon the Warrant Stockholder Approval, to a price equal to the lesser of (i) the then exercise price, (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split in the future and (iii) if we effect a reverse stock split prior to obtaining the Warrant Stockholder Approval, the lowest volume weighted average price for the five trading days immediately following the date we obtain the Warrant Stockholder Approval. The Company secured the Warrant Stockholder Approval on June 6, 2024.  Subsequent to June 30 2024, the number of shares underlying the common warrants were adjusted to 2,710,734 shares and the exercise price was adjusted to $2.49 per share. In addition, the common warrants provided forfull ratchet anti-dilution adjustment to the exercise price and number of shares underlying the common warrants upon our issuance of our common stock or common stock equivalents at a price per share that is less than the exercise price of the common warrants, subject to certain exemptions. In no event will the exercise price of the common warrants with respect to either adjustment be reduced below a floor price of $0.06.

The gross proceeds to the Company from the offering, before deducting the placement agent fees and other offering expenses were approximately $2.7 million.

The warrants offered in this financing are currently classified as a liability on the balance sheet.  An independent valuation of the warrants was performed and reviewed with management, and the valuation at issuance was $7.8 million and at June 30, 2024, was $8.0 million, representing a warrant liability increase of $0.2 million from issuance. The $0.2 million warrant liability increase from issuance has been reported on the Condensed Consolidated Statement of Operations as a “Change in fair value of warrant liability”.  The warrant valuation of $8.0 million exceeded the gross proceeds of $2.7 million. Accordingly if the warrant valuation exceeds the gross proceeds, the difference will be recorded as ‘Day 1 interest’.  You will find this difference, along with other issuance costs (discounts, legal, printing) reported on the Condensed Consolidated Statement of Operations as “Warrant valuation expense”.

Underwriter and Placement Agent Fees: In connection with the offerings described above, the Company paid the underwriter or placement agent, as applicable, an aggregate cash fee of either 7% or 8% of the aggregate gross proceeds raised in each of the offerings, except with respect to the issuances made pursuant to the At-the-Market Program, for which the placement fee was equal to 3% of the aggregate gross proceeds.
At the Company’s annual meeting of stockholders on June 6, 2024, its stockholders approved a proposal to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to effect such a reverse split of the Company’s outstanding Common Stock at a ratio in the range of 1-for-5 to 1-for-70 to be determined at the discretion of our Board of Directors.  On June 26, 2024, the Company’s board of directors approved a one-for-thirty-five reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On June 27, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to affect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on June 27, 2024, and the Company’s common stock began trading on a split-adjusted basis when the market opened on June 28, 2024.  All share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended June 30		Six months ended June 30
(in thousands)	2024	2023	2024	2023
Selling, general and administrative expense	$115	$179	$272	$351
Research and development expense	—	18	1	27
Total stock-based compensation expense	$115	$197	$273	$378

During the three months ended June 30, 2024 and 2023, under the 2017 Equity Incentive Plan, and the 2021 Inducement Plan, the Company granted 1 and 267 stock options, respectively, to its directors, officers and employees. During the six months ended June 30, 2024 and 2023, the Company granted 1,264 and 2,937 stock options, respectively, to its directors, officers and employees. Vesting generally occurs over an immediate to 48-month period based on a time-of-service condition. The weighted-average grant date fair value of the stock-options issued during the three months ended June 30, 2024 and 2023 was $8.75 and $103.52 per share, respectively. The weighted-average grant date fair value of the stock options issued during the six months ended June 30, 2024 and 2023 was $24.14 and $258.19 per share, respectively.

The total number of stock options outstanding as of June 30, 2024 and June 30, 2023 was 3,979 and 3,164, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30		June 30
	2024	2023	2024	2023
Expected volatility	138.70%	132.13%	138.70%	156.35%
Expected Life of options (years)	5.51	6.08	5.51	6.23
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.94%	3.75%	3.94%	4.13%

During the three months ended June 30, 2024 and 2023, 472 and 32 stock options vested, respectively, and 91 and 79 stock options were expired or forfeited during these periods, respectively. During the six months ended June 30, 2024 and 2023, 1,347 and 60 stock options vested, respectively, and 363 and 84 stock options were expired or forfeited during these periods, respectively. During the three and six months ended June 30, 2024 and 2023, no options were exercised.

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

The fair value of the Company’s common and preferred stock warrant liabilities related to the investor warrants issued in the October 2023, October 2022 and April 2024 public offerings was calculated using a Monte Carlo valuation model and was classified as Level 3 in the fair value hierarchy.

The following is a roll-forward of the fair value of the Level 3 warrants:

(in thousands)
Balance at December 31, 2022	$6,868
Change in fair value	755
Issuance of Common Stock for exercise of Series I warrants	(7,623)
October 17, 2023, issuance of Series J warrants	4,965
Exercise of Series J warrants	(536)
Change in fair value	(1,586)
Balance at December 31, 2023	2,843
Exercise of Series J warrants	(1,357)
April 30, 2024, issuance of common warrants	7,993
Change in fair value	(900)
Balance at June 30, 2024	$8,579

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

As of June 30, 2024, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Milestone Payment:  On December 27, 2022, the Company entered into a license and distribution agreement with SeaStar Medical Holding Corporation, (Nasdaq: ICU), a medical device company developing proprietary solutions to reduce the consequences of dysregulated immune responses including hyperinflammation on vital organs, is appointing the Company as the exclusive U.S. distributor to promote, advertise, market, distribute and sell certain products.  As a part of this agreement, the Company agreed to pay SeaStar, a milestone payment of $450,000, upon its receipt of a Human Device Exemption (HDE) approval from the U.S. Food and Drug Administration’s (FDA).  This payment is due on the later to occur of  30 days after achievement of the milestone event or April 1, 2024. As of December 31, 2023, the Company concluded it was probable HDE approval would be obtained and recorded a liability of $450,000 on the consolidated balance sheet. On February 22, 2024, SeaStar obtained HDE approval. As of June 30, 2024, the milestone payment has been paid.

Note 9- Subsequent Events

Public Offering: On July 24, 2024, the Company announced that it had entered into a definitive securities purchase agreement with certain institutional investors for the purchase and sale of 469,340 shares of the Company’s common stock at a price of $4.24 per share of common stock in a registered direct offering priced at-the-market under Nasdaq rules.

In addition, in a concurrent private placement, the Company will issue to the investors warrants to purchase up to 938,680 shares of common stock. The warrants have an exercise price of $3.99 per share, will be exercisable immediately following the date of issuance and will have a term of five years from the date of issuance.

The closing of the registered direct offering and the concurrent private placement occurred on or about July 25, 2024, subject to the satisfaction of  the customary closing conditions.

The gross proceeds to the Company from the registered direct offering and the concurrent private placement, before deducting the placement agent fees and other offering expenses payable by the Company, were approximately $2.0 million. The Company intends to use the net proceeds from the offering for working capital and for general corporate purposes.

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

Recent Developments

Nasdaq Compliance

As previously disclosed on May 29, 2024 and June 10, 2024, the Company was notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company did not satisfy Nasdaq Listing Rules 5550(b)(1) (the “Stockholder’s Equity Requirement”) and 5550(a)(2) (the “Minimum Bid Price Requirement”), respectively, and was therefore subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”).

On July 18, 2024, Nasdaq notified the Company that it had regained compliance with the Minimum Bid Price Requirement. At a hearing before the Panel on July 23, 2024, the Company presented its plan of compliance to regain compliance with the Stockholder’s Equity Requirement.

On August 8, 2024, the Company was notified by Nasdaq that the Panel had granted the Company’s request for continued listing, subject to, among other things, the Company’s filing of its Quarterly Report on Form 10-Q for the period ending September 30, 2024, evidencing compliance with the Stockholder’s Equity Requirement. Although the Company is diligently working to do so, there can be no assurance that the Company will be able to evidence compliance with all applicable listing criteria within the period of time granted by the Panel.

Public Offering

On July 24, 2024, the Company announced that it had entered into a definitive securities purchase agreement with certain institutional investors for the purchase and sale of 469,340 shares of the Company's common stock at a price of $4.24 per share of common stock in a registered direct offering priced at-the-market under Nasdaq rules.

In addition, in a concurrent private placement, the Company issued warrants to the investors to purchase up to 938,680 shares of common stock. The warrants have an exercise price of $3.99 per share, are exercisable immediately following the date of issuance and will have a term of five years from the date of issuance.

The closing of the registered direct offering and the concurrent private placement occurred on or about July 25, 2024.

The gross proceeds to Nuwellis from the registered direct offering and the concurrent private placement, before deducting the placement agent fees and other offering expenses payable by the Company, are expected to be approximately $2.0 million. Nuwellis intends to use the net proceeds from the offering for working capital and for general corporate purposes.

Reverse Stock Split

At the Company’s annual meeting of stockholders on June 6, 2024, its stockholders approved a proposal to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to effect such a reverse split of the Company’s outstanding Common Stock at a ratio in the range of 1-for-5 to 1-for-70 to be determined at the discretion of our Board of Directors.  On June 26, 2024, the Company’s board of directors approved a one-for-thirty-five reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On June 27, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to affect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on June 27, 2024, and the Company’s common stock began trading on a split-adjusted basis when the market opened on June 28, 2024.

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

Accounts Receivable: Our accounts receivables generally have terms that require payment within 30 days. We did not establish an allowance for doubtful accounts as of June 30, 2024, as we have not incurred any write-offs or experienced a deterioration in the aging of our receivables, and we do not expect to experience write-offs in the future.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to measure fair value of the asset group. The Company has determined the fair value of the asset group associated with its loaner units by using expected cash flows estimating future discounted cash flows expected from the rental of these units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. There have been no impairment losses recognized for the three and six month periods ended June 30, 2024 or the year ended December 31, 2023.

Going Concern: Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2023 and 2022, and through June 30, 2024, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. Since the company’s inception and as of June 30, 2024, we had an accumulated deficit of $299.7 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations into the future, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

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

During 2021 and through June 30, 2024, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $43.8 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. See Note 4 –Stockholders’ Equity, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the issuance of equity securities or other financing transactions.  Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern.  No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

We believe that our existing capital resources will be sufficient to support our operating plan through October 31, 2024; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance the Company will be successful in raising additional capital.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has considered all recent accounting pronouncements issued and their potential effects on its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

FINANCIAL OVERVIEW

We are a medical technology company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development, and conducting pre-clinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities, performing clinical research, and engaging in new product development. Since the company’s inception and as of June 30, 2024, we had an accumulated deficit of $299.7 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to continue to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of three months ended June 30, 2024 to three months ended June 30, 2023

Net Sales
(in thousands)

Three months ended June 30, 2024	Three months ended June 30, 2023	Increase (Decrease)	% Change
$2,194	$2,075	$119	5.7%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors, who in turn sell to hospitals and clinics in their geographic regions. The increase in sales in the current year period is due to a 9% increase in circuit sales, reflecting continued increases in the number of patients treated with the Aquadex therapy, and an increase in the average selling price of consoles sold in the current quarter.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three months ended June 30, 2024	Three months ended June 30, 2023	Increase (Decrease)	% Change
Cost of goods sold	$720	$928	$(208)	(22.4)%
Selling, general and administrative	$3,236	$4,664	$(1,428)	(30.6)%
Research and development	$558	$1,505	$(947)	(62.9)%

Cost of Goods Sold
The decrease in cost of goods sold for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due primarily to higher manufacturing volumes of circuits in the current year period and lower fixed overhead manufacturing expenses.

Selling, General and Administrative
The decrease in selling, general and administrative expense was primarily realized through efficiency initiatives enacted in the second half of 2023.

Research and Development
The decrease in R&D expenses was primarily driven by reduced consulting fees and compensation-related expenses.

Comparison of six months ended June 30, 2024 to six months ended June 30, 2023

Net Sales
(in thousands)

Six months ended June 30, 2024	Six months ended June 30, 2023	Increase (Decrease)	% Change
$4,051	$3,901	$150	3.8%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex system consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The increase in sales in the current year period is due to a 10% increase in circuit sales, reflecting continued increases in the number of patients treated with the Aquadex therapy, partially offset by a decrease in console sales.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Six months ended June 30, 2024	Six months ended June 30, 2023	Increase (Decrease)	% Change
Cost of goods sold	$1,386	$1,687	$(301)	(17.8)%
Selling, general and administrative	$7,842	$10,154	$(2,312)	(22.8)%
Research and development	$1,892	$2,933	$(1,041)	(35.5)%

Cost of Goods Sold
The decrease in cost of goods sold for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to higher manufacturing volumes of circuits in the current year period and lower fixed overhead manufacturing expenses.

Selling, General and Administrative
The decrease in selling, general and administrative expense was primarily realized through efficiency initiatives enacted in the second half of 2023.

Research and Development
The decrease in R&D expense versus the prior year was primarily driven by reduced consulting fees and compensation-related expenses.

Liquidity and Capital Resources

Sources of Liquidity
We have funded our operations primarily through cash on hand and a series of equity issuances.

On October 18, 2022, the Company closed on an underwritten public offering of 5,998 shares of common stock and 661,632 shares of Series I convertible preferred stock, for gross proceeds of approximately $11.0 million (the “October 2022 Offering”). Net proceeds totaled approximately $9.4 million after deducting underwriting discounts and commissions and other costs associated with the offering and after giving effect to the underwriters’ full exercise of their overallotment option.

In March 2023, the Company filed a Prospectus Supplement to its Registration Statement on Form S-3 with the SEC in connection with a proposed At-the-Market Securities offering (the “At-the-Market Program”). During 2023, the Company issued 18,781 shares of common stock under the At-the-Market Program for gross proceeds of approximately $2.3 million.  Net proceeds totaled approximately $2.1 million after deducting the underwriting discounts and commissions and other costs associated with the offering.  The Company terminated its At-the-Market Program in  of 2024.

On October 17, 2023, the Company closed on a public offering of 4,286 Units, with each Unit consisting of one share of the Company’s Series J Convertible Redeemable Preferred Stock, par value $0.0001 per share, with a liquidation preference of $25.00 per share (the “Series J Convertible Preferred Stock”), and one October 2023 Warrant to purchase one-half of one (0.50) share of Series J Convertible Preferred Stock.

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

The October 2023 Warrants have a term of three (3) years. Each October 2023 Warrant has an exercise price of $262.50 (50.0% of the public offering price per Unit) per one-half of one share (0.5) of Series J Convertible Preferred Stock and is immediately exercisable.

The gross proceeds before underwriting discounts and commissions and offering expenses, were approximately $2.25 million. The Company intends to use the net proceeds from the offering for working capital and for general corporate purposes.

On April 30, Nuwellis closed on an underwritten public offering of 321,417 shares of its common stock (or pre-funded warrants in lieu thereof) and warrants to purchase up to an aggregate of 482,146 shares of its common stock at a combined public offering price $0.24 per share (or pre-funded warrant in lieu thereof) and associated warrant. Each share of common stock (or prefunded warrant in lieu thereof) was sold together with one warrant to purchase one and a half shares of common stock. The warrants have an exercise price of $14.00 per share, are exercisable immediately upon issuance, and will expire five years following the date of issuance. Each whole common warrant entitles the holder thereof to purchase one share of common stock.

The common warrants contain a reset of the exercise price, to a price equal to the lesser of (i) the then exercise price, (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split in the future and (iii) if we effect a reverse stock split prior to obtaining the Warrant Stockholder Approval, the lowest volume weighted average price for the five trading days immediately following the date we obtain the Warrant Stockholder Approval. The Company secured the Warrant Stockholder Approval on June 6, 2024.  Upon such a reset, there will be a proportionate adjustment to the number of shares underlying the common warrants. In addition, the common warrants will provide forfull ratchet anti-dilution adjustment to the exercise price and number of shares underlying the common warrants upon our issuance of our common stock or common stock equivalents at a price per share that is less than the exercise price of the common warrants, subject to certain exemptions. In no event will the exercise price of the common warrants with respect to either adjustment be reduced below a floor price of $0.06.

The gross proceeds to the Company from the offering, before deducting the placement agent fees and other offering expenses were approximately $2.7 million.

The warrants offered in this financing are currently carried as a liability on the balance sheet.  An independent valuation of the warrants was performed and reviewed with management, and the valuation at issuance was $7.8 million and at June 30, 2024, was $8.0 million, representing a warrant liability increase of $0.2 million from issuance. The $0.2 million warrant liability increase from issuance has been reported on the Income Statement as a “Change in fair value of warrant liability”.  The warrant valuation of $8.0 million exceeded the gross proceeds of $2.7 million.  Accordingly if the warrant valuation exceeds the gross proceeds, the difference will be recorded as ‘Day 1 interest’.  You will find this difference, along with other issuance costs (discounts, legal, printing) reported on the Income Statement as “Warrant valuation expense”.

As of June 30, 2024 and December 31, 2023, cash and cash equivalents were $1.0 million and $3.8 million, respectively. Our business strategy and ability to fund our operations in the future depend in part on our ability to grow the Aquadex Business by expanding our salesforce, selling our products to hospitals and other healthcare facilities, and controlling costs. We will need to seek additional financing in the future, which, to date, has been primarily through offerings of our equity securities.

Cash Flows used in Operating Activities
Net cash used in operating activities was $5.6 million and $11.4 million for the six months ended June 30, 2024, and June 30, 2023, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, partially offset by non-cash charges for stock-based compensation, depreciation and amortization, and revaluation of the warrant liability, and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows provided by (used in) Investing Activities
Net cash provided by (used in) investing activities was ($53,000) and $415,000 for the six months ended June 30, 2024, and 2023, respectively. The cash used in investing activities was for legal costs related to new patent applications in the prior year and for the purchase of manufacturing, laboratory, and office equipment, respectively, in those periods.

Cash Flows provided by Financing Activities
Net cash provided by financing activities was $2.9 million and $2.1 million for the six months ended June 30, 2024, and 2023, respectively. The cash provided by financing activities in the current year period was the result of proceeds received from the April 2024 financing and from the exercise of warrants from the October 2023 financing. The cash provided by financing activities in the prior year period was the result of proceeds received from our 2023 At-The-Market program.

Capital Resource Requirements
As of June 30, 2024, we did not have any material commitments for capital expenditures.

Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding the potential impacts of the COVID-19 pandemic on our business operations, cash flow, business development, and employees, our ability to execute on our strategic realignments, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.  Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in other reports filed thereafter with the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.
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

As of June 30, 2024, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024. The Certifying Officers based their conclusion on the fact that the Company has identified two material weaknesses in controls over financial reporting, as detailed in the 2023 Annual Report on Form 10-K. In light of this fact, management expects to perform additional analyses, reconciliations, and remediations.

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

None.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “NUWE”.  In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, the minimum stockholders’ equity requirement and the minimum bid price requirement.  There can be no assurances that we will be successful in maintaining, or if we fall out of compliance, in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the NASDAQ Capital Market. On December 7, 2023, we received a notice from Nasdaq (the “Notice”) informing us that because the closing bid price for our Common Stock was below $1.00 for 30 consecutive trading days, we were not in compliance with the minimum bid price requirement for continued listing on Nasdaq, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were granted a period of 180 calendar days from December 7, 2023, or until June 4, 2024, to regain compliance with the Minimum Bid Price Requirement.  Subsequently, on May 23, 2024, we received a letter from the Listing Qualifications Staff (the “Staff”) informing the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq, under Listing Rule 5550(b)(1) (the “Stockholder’s Equity Requirement”), because the Company’s stockholders’ equity of $885,000, as reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, was below the required minimum of $2.5 million, and because, as of May 23, 2024, the Company did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

As a result, on June 5, 2024, we received a letter from Nasdaq indicating the Company’s continued non-compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Letter”). The Letter further informed the Company that the Common Stock would be delisted from Nasdaq unless the Company appeals the Staff's delisting determination by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company's requested a hearing to request additional time to meeting the Stockholder Equity Requirement which stayed any further delisting action by the Staff pending the ultimate outcome of the hearing. The Common Stock will remain listed and eligible for trading on Nasdaq at least pending the ultimate conclusion of the hearing process.

On June 27, 2024, we effected a 1-for-35 reverse stock split of our outstanding Common Stock. Additionally, in 2020, the SEC approved a Nasdaq rule change to expedite delisting of securities of companies that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period. Under the new rules, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any compliance periods and Nasdaq will instead require the issuance of a Staff delisting determination, which is appealable to a hearings panel. Our ability to remain listed on Nasdaq may be negatively impacted by this Nasdaq rule.

On July 18, 2024, the Company received a letter from the Staff informing the Company that it had regained compliance with the Minimum Bid Price Requirement, but that because it was still non-compliant with the Stockholder’s Equity Requirement the hearing would continue as scheduled as to the matter of the Stockholder’s Equity Requirement.

On July 23, 2024, the Company addressed the Panel and presented its plan of compliance for the Stockholder’s Equity Requirement to the Panel and is currently awaiting the Panel’s decision. There can be no assurance the Panel will grant any request for continued listing or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

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

If our Common Stock is delisted, our Common Stock would likely then trade only in the over-the-counter market. If our Common Stock were to trade on the over-the-counter market, selling our Common Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for us; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our Common Stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

If we fail to comply with federal and state laws regarding off-label use of our products, we could face substantial civil and criminal penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

Healthcare professionals may choose to use and prescribe medical devices for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved or authorized by the regulatory authorities. Medical device companies, however, are prohibited from marketing and promoting products for indications and uses that are not specifically approved or authorized by FDA. Such “off-label” uses are common on the medical world and often are appropriate treatments for some patients. Regulatory authorities in the U.S. generally do not restrict or regulate the treatment choices of healthcare professionals. Regulatory authorities do, however, restrict communications by companies concerning off-label uses of their products. Any FDA approval or marketing authorization that we have or may obtain in the future permits us to promote the subject medical device only for the specific use(s) cleared, approved, certified or otherwise authorized. We are prohibited from marketing or promoting any medical devices for off-label use.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. Accordingly, we engage in medical education activities and communicate with healthcare professionals about many aspects of our products and clinical trials. In addition, we are aware that the Aquadex System, which is cleared by FDA solely for use in adults and pediatric patients weighing 20 kg or more, is being used off-label uses to treat patients who weigh under 20 kg, including being modified by children’s hospitals so that it can provide dialysis to neonates and other premature infants who were born either without kidneys or without normal kidney function. These patients typically have very few other treatment options given the large extracorporeal blood volume required by standard dialysis machines, the need for blood priming of the dialysis circuit and the use of large catheters.

Although we believe that all of our communications regarding off-label uses are in compliance with the relevant regulatory requirements, the FDA or another regulatory authority may disagree, and characterize such communications as marketing and promotion of an off-label use.

If the FDA determines that we have marketed or promoted our products for off-label use by us or our commercial partners, it could request that we or our commercial partners modify those promotional materials. We also could be subject to regulatory or enforcement actions, including the issuance of an untitled letters or warning letters, injunctions, seizures, civil fines and criminal penalties.

In addition to FDA, we may be subject to significant enforcement actions from other federal and state enforcement authorities, such as the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services, if they consider our communications, including promotional and training materials, to constitute promotion of an uncleared, uncertified or unapproved use of a medical device. In the U.S., engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and debarment from government contracts and refusal of future orders under existing contracts. These laws include the federal False Claims Act, which allows any individual to bring a lawsuit against a company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Many False Claims Act lawsuits against, and preceding investigations of, manufacturers of healthcare products are brought every year, leading to several substantial civil and criminal settlements related to off-label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our collaborators do not lawfully promote our approved products, we may become subject to such investigations and litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, we must have adequate substantiation for the claims we make for our products and services. If any of our claims are determined to be false, misleading or deceptive, our products and services could be considered misbranded under the FDCA or in violation of the Federal Trade Commission Act. We could also face lawsuits from our competitors under the Lanham Act alleging that our marketing materials are false or misleading.

Foreign jurisdictions have their own laws and regulations concerning medical devices, including marketing authorizations and certifications, communications about off-label uses, and substantiation of advertising and promotional claims. Failure to comply with those laws and regulations could result in actions against us, including fines, penalties and exclusion from the market. Any such actions could adversely affect our ability to market new products and services or continue to market existing products and services in those jurisdictions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2024

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

3.9	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	June 26, 2024	3.1

3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock	8-K	001-35312	October 17, 2023	3.1

3.12	Second Amended and Restated Bylaws	8-K	001-35312	April 27, 2021	3.2

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith

3.13	Amendment to Second Amended and Restated Bylaws	8-K	001-35312	October 5, 2022	3.1

4.1	Form of Warrant to Purchase Shares of Common Stock	8-K	001-35312	May 1, 2024	4.1

4.2	Form of Pre-Funded Warrant to Purchase Shares of Common Stock	8-K	001-35312	May 1, 2024	4.2

4.3	Form of Common Warrant	8-K	001-35312	July 25, 2024	4.1

10.1	Form of Warrant Agency Agreement	8-K	001-35312	May 1, 2024	4.3

10.2	Form of Securities Purchase Agreement, dated as of April 26, 2024, by and among Nuwellis, Inc. and the purchasers identified on the signature pages thereto	8-K	001-35312	May 1, 2024	10.1

10.3	Placement Agency Agreement dated as of April 26, 2024, by and between Nuwellis, Inc. and Roth Capital Partners, LLC	8-K	001-35312	May 1, 2024	1.1

10.4	First Amendment to Supply and Collaboration Agreement dated as of May 31, 2024 by and between the Company and DaVita Inc.	8-K	001-35312	June 6, 2024	10.1

10.5	Form of Securities Purchase Agreement	8-K	001-35312	July 25, 2024	10.2

10.6	Placement Agency Agreement dated July 24, 2024 between Nuwellis, Inc. and Roth Capital Partners LLC	8-K	001-35312	July 25,2024	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: August 13, 2024	By:	/s/ Nestor Jaramillo, Jr.
Nestor Jaramillo, Jr.
President and Chief Executive Officer

Date: August 13, 2024	By:	/s/ Robert Scott
Robert Scott
Chief Financial Officer