Form 10-Q
period 2024-09-30
Nuwellis, Inc.
filed 2024-11-12
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of November 8, 2024, was 4,373,968.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,907	$3,800
Accounts receivable	1,293	1,951
Inventories, net	1,864	1,997
Other current assets	430	461
Total current assets	5,494	8,209
Property, plant and equipment, net	551	728
Operating lease right-of-use asset	563	713
Other assets	120	120
TOTAL ASSETS	$6,728	$9,770

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,822	$2,380
Accrued compensation	597	525
Current portion of operating lease liability	232	216
Other current liabilities	50	51
Total current liabilities	2,701	3,172
Common stock warrant liability	480	2,843
Operating lease liability	368	544
Total liabilities	3,549	6,559
Commitments and contingencies

Mezzanine Equity Series J Convertible Preferred Stock as of September 30, 2024 and December 31, 2023, par value $0.0001 per share; authorized 600,000 shares, issued and outstanding 95 and 11,950, respectively	2	221

Stockholders’ equity
Series A junior participating preferred stock as of September 30, 2024 and December 31, 2023, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of September 30, 2024 and December 31, 2023, par value $0.0001 per share; authorized 18,000 shares, issued and outstanding 127 shares	—	—
Preferred stock as of September 30, 2024 and December 31, 2023, par value $0.0001 per share; authorized 39,352,000 shares, none outstanding	—	—
Common stock as of September 30, 2024 and December 31, 2023, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 1,866,890 and 162,356, respectively	—	—
Additional paid‑in capital	300,546	290,647
Accumulated other comprehensive income:
Foreign currency translation adjustment	(46)	(31)
Accumulated deficit	(297,323)	(287,626)
Total stockholders’ equity	3,177	2,990
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$6,728	$9,770

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts and weighted average shares outstanding)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Net sales	$2,367	$2,412	$6,418	$6,313
Cost of goods sold	711	1,031	2,097	2,718
Gross profit	1,656	1,381	4,321	3,595
Operating expenses:
Selling, general and administrative	2,702	3,428	10,544	13,582
Research and development	486	1,117	2,378	4,050
Total operating expenses	3,188	4,545	12,922	17,632
Loss from operations	(1,532)	(3,164)	(8,601)	(14,037)
Other income (expense), net	8	(204)	(87)	98
Financing Expense	—	—	(5,607)	—
Change in fair value of warrant liability	3,882	—	4,602	(755)
Income (loss) before income taxes	2,358	(3,368)	(9,693)	(14,694)
Income tax expense	—	(2)	(4)	(6)
Net income (loss)	$2,358	$(3,370)	$(9,697)	$(14,700)
Deemed dividend attributable to Series J Convertible Preferred Stock	—	—	541	—
Net income (loss) attributable to common shareholders	$2,358	$(3,370)	$(9,156)	$(14,700)

Basic and diluted net income (loss) per share	$1.74	$(63.27)	$(14.99)	$(357.42)

Weighted average shares outstanding – basic and diluted	1,351,939	53,265	647,079	41,128

Other comprehensive loss:
Foreign currency translation adjustments	$(4)	$—	$(15)	$(6)
Total comprehensive income (loss)	$2,354	$(3,370)	$(9,171)	$(14,706)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2022	15,326	$—	$279,736	$38	$(267,417)	$12,357
Net loss	—	—	—	—	(6,485)	(6,485)
Unrealized foreign currency translation adjustment	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities	—	—	—	6	—	6
Stock-based compensation	—	—	181	—	—	181
Issuance costs related to 2022 common stock offering	—	—	(11)	—	—	(11)
Conversion of preferred stock into common stock	300	—	—	—	—	—
Reclassification of warrants to equity	—	—	7,623	—	—	7,623
Conversion of warrants into common stock	18,858	—	—	—	—	—
Balance March 31, 2023	34,484	$—	$287,529	$37	$(273,902)	$13,664
Net loss	—	—	—	—	(4,845)	(4,845)
Unrealized gain on marketable securities	—	—	—	(61)	—	(61)
Stock-based compensation	—	—	197	—	—	197
Issuance costs related to ATM offering	—	—	(98)	—	—	(98)
Issuance of common stock from ATM offering	18,781	—	2,217	—	—	2,217
Balance June 30, 2023	53,265	$—	$289,845	$(24)	$(278,747)	$11,074
Net loss	—	—	—	—	(3,370)	(3,370)
Stock-based compensation	—	—	135	—	—	135
Balance September 30, 2023	53,265	$—	$289,980	$(24)	$(282,117)	$7,839

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2023	162,356	$—	$290,647	$(31)	$(287,626)	$2,990
Net loss	—	—	—	—	(4,330)	(4,330)
Unrealized foreign currency translation adjustment	—	—	—	(9)	—	(9)
Stock-based compensation, net	—	—	158	—	—	158
Issuance of common stock from conversion of series J convertible preferred stock	31,971	—	1,535	—	—	1,535
Series J convertible preferred stock deemed dividend	—	—	541	—	—	541
Balance March 31, 2024	194,327	$—	$292,881	$(40)	$(291,956)	$885
Net loss	—	—	—	—	(7,725)	(7,725)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation, net	—	—	115	—	—	115
Issuance of common stock, net	321,417	—	(109)	—	—	(109)
Balance June 30, 2024	515,744	$—	$292,887	$(42)	$(299,681)	$(6,836)
Net loss	—	—	—	—	2,358	2,358
Unrealized foreign currency translation adjustment	—	—	—	(4)	—	(4)
Stock-based compensation, net	—	—	101	—	—	101
Issuance of common stock net	952,658	—	2,882	—	—	2,882
Exercise of common stock warrants	398,488	—	1,182	—	—	1,182
Issuance costs	—	—	(722)	—	—	(722)
Deemed dividend	—	—	(1)	—	—	(1)
Reclassification of April 2024 warrants to equity	—	—	4,217	—	—	4,217
Balance September 30, 2024	1,866,890	$—	$300,546	$(46)	$(297,323)	$3,177

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Nine months ended September 30
	2024	2023
Operating Activities:
Net loss	$(9,697)	$(14,700)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	227	253
Stock-based compensation expense	374	513
Change in fair value of warrant liability	(4,602)	755
Warrant financing costs	5,607	—
Net realized gain on marketable securities	—	(65)
Changes in operating assets and liabilities:
Accounts receivable	658	(19)
Inventory, net	120	325
Other current assets	(275)	(551)
Other assets and liabilities	(13)	(16)
Accounts payable and accrued expenses	(486)	(1,678)
Net cash used in operating activities	(8,087)	(15,183)

Investing Activities:
Proceeds from sale of marketable securities	—	578
Additions to intangible assets	—	(99)
Purchases of property and equipment	(37)	(185)
Net cash provided by (used in) investing activities	(37)	294

Financing Activities:
Issuance of common stock from offering	2,403	—
Proceeds from the exercise of Series J Convertible Preferred Warrants	501	—
Proceeds from the exercise of April 2024 Warrants	1,182	—
Issuance of July and August 2024 Common Stock and Warrants	2,160	—
Proceeds from ATM stock offerings, net	—	2,108
Payments on finance lease liability	—	(20)
Net cash provided by financing activities	6,246	2,088

Effect of exchange rate changes on cash	(15)	(6)
Net decrease in cash and cash equivalents	(1,893)	(12,807)
Cash and cash equivalents - beginning of period	3,800	17,737
Cash and cash equivalents - end of period	$1,907	$4,930

Supplemental cash flow information
Non-cash impact of conversion of warrants to common stock	$—	$6,868
Reclassification of April 2024 warrants to equity	$4,217	$—
Issuance of Series J Preferred Stock for exercise of warrants	$1,857	$—
Issuance of Common Stock for conversion of Series J Preferred Stock	$1,535	$—
Deemed dividend on Series J Preferred Stock	$541	$—

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Nature of Business and Basis of Presentation

Nature of Business: Nuwellis, Inc. (the “Company”) is a medical device company focused on developing, manufacturing, and commercializing the Aquadex FlexFlow® and Aquadex SmartFlow® systems (collectively, the “Aquadex System”) for ultrafiltration therapy. The Aquadex System is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg. or more whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with a wholly owned subsidiary in Ireland. The Company’s common stock began trading on the Nasdaq Capital Market in February 2012.

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

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2023 and 2022 and through September 30, 2024, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. Since the Company’s inception and as of September 30, 2024, the Company had an accumulated deficit of $297.3 million and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months. The Company became a revenue-generating company after acquiring the Aquadex Business in August 2016.  The Company expects to incur additional losses in the near-term as it grows the Aquadex Business, including investments in its sales and marketing capabilities, product development, purchasing inventory, manufacturing components, generating additional clinical evidence supporting the efficacy of the Aquadex System, and complying with the requirements related to being a U.S. public company.  To become and remain profitable, the Company must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require the Company to succeed in training personnel at hospitals and in outpatient care settings, and effectively and efficiently manufacturing, marketing, and distributing the Aquadex System and related components. There can be no assurance that the Company will succeed in these activities, and it may never generate revenues sufficient to achieve profitability.

On April 30, 2024, the Company closed on a best-efforts public offering of 240,571 shares of its common stock, 80,854 shares of its common stock for pre-funded warrants and warrants to purchase up to an aggregate of 3,214,288 shares of its common stock at a combined public offering price $8.40 per share.  All pre-funded warrants were exercised on the date of the offering. Each share of common stock (or prefunded warrant in lieu thereof) was sold together with one warrant to purchase one and a half shares of common stock. The warrants have an exercise price of $2.10 per share, were exercisable immediately upon issuance, and expire five years following the date of issuance. Each whole common warrant entitles the holder thereof to purchase one share of common stock.

The common warrants contain a reset of the exercise price, effective upon the Warrant Stockholder Approval, to a price equal to the lesser of (i) the then exercise price, (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split in the future and (iii) if we effect a reverse stock split prior to obtaining the Warrant Stockholder Approval, the lowest volume weighted average price for the five trading days immediately following the date we obtain the Warrant Stockholder Approval. The Company secured the Warrant Stockholder Approval on June 6, 2024.  In addition, the common warrants provided for, full ratchet anti-dilution adjustment to the exercise price and number of shares underlying the common warrants upon our issuance of our common stock or common stock equivalents at a price per share that is less than the exercise price of the common warrants, subject to certain exemptions. In no event will the exercise price of the common warrants with respect to either adjustment be reduced below a floor price of $2.10.

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

In addition, in a concurrent private placement, the Company issued to the investors warrants to purchase up to 938,680 shares of common stock. The warrants have an exercise price of $3.99 per share, were exercisable immediately following the date of issuance and have a term of five years from the date of issuance.

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

On August 23, 2024, the Company entered into a placement agency agreement with Ladenburg Thalmann & Co. Inc. and a securities purchase agreement with certain purchasers pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 483,351 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $1.8450 per Share and accompanying Common Warrant.

The Shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-280647), including a base prospectus contained therein, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2024, and was declared effective by the SEC on July 9, 2024, and a related prospectus supplement, dated August 23, 2024, related to the Registered Offering.

Pursuant to the Purchase Agreement, in a concurrent private placement the Company also agreed to sell and issue to the Purchasers, warrants to purchase up to 483,351 shares of Common Stock.  The Common Warrants have an exercise price of $1.72 per share, are immediately exercisable and expire on the fifth anniversary on the effective date of the registration statement to be filed for the purpose of registering the Common Warrant Shares.

The gross proceeds of the offering, before deducting the Placement Agent’s fees and expenses and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants or Placement Agent Warrants, was approximately $892,000. The Offering closed on August 26, 2024. The Company also issued to the Placement Agent, or its designees, warrants to purchase up to 14,501 shares of our Common Stock as part of the compensation payable to the Placement Agent in connection with this offering. The Placement Agent Warrants are not registered pursuant to the prospectus supplement and the accompanying prospectus. The Placement Agent Warrants have substantially the same terms as the Common Warrants described above, except that the Placement Agent Warrants will have an exercise price of $3.04425 per share and will expire August 23, 2029.

Understanding the near-term need to raise capital, the Company has recently undertaken steps to reduce our monthly cash burn rate by approximately 40%, balanced against our strategic growth initiatives, which will provide more flexibility in anticipation of tougher capital market conditions for microcap companies like Nuwellis. These reductions include, but are not limited to the following: selected job eliminations, a reduction of the salaries for members of senior management, no merit increases to the base salaries of any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, no cash bonuses to any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, a reduction in Board of Director and committee fees, temporary suspension of Company 401k match, travel reductions, and reductions to select professional services.  The Board recently authorized the restoration of the Company 401k match effective October 1, 2024.

On November 5, 2024, the Company announced the entry into definitive agreements for the immediate exercise of certain outstanding warrants issued by the Company on April 30, 2024 (collectively, the “Existing Warrants”) to purchase up to an aggregate of 1,832,517 shares of the Company’s common stock at their current exercise price of $2.10 per share for total gross proceeds of approximately $3.8 million, prior to deducting inducement agent fees and estimated offering expenses. An additional $1.3 million of gross proceeds was received through the exercise of warrants over the last week in accordance with their original terms.  In consideration for the immediate exercise of the Existing Warrants, the Company will issue Series I common stock purchase warrants (the “Series I Warrants”) and Series II common stock purchase warrants (the “Series II Warrants”) to purchase up to an aggregate of 3,665,034 shares of common stock. The Series I Warrants will have an exercise price of $1.94, will be exercisable six (6) months from the date of issuance, and will have a term of five (5) years from the date of exercisability. The Series II Warrants will have an exercise price of $1.94, will be exercisable six (6) months from the date of issuance, and will have a term of two (2) years from the date of exercisability. The Series I Warrants and Series II Warrants are fixed priced and do not contain any variable pricing features. The Series I Warrants and Series II Warrants described above were offered in a private placement pursuant to an applicable exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”), and, along with the shares of common stock issuable upon their exercise, have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (the “SEC”) or an applicable exemption from such registration requirements. The securities were offered only to accredited investors. The Company has agreed to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the Series I Warrants and Series II Warrants.

The Company believes that its existing capital resources will be sufficient to support its operating plan through May 31, 2025. However, the Company will seek to raise additional capital to support its growth or other strategic initiatives through debt, equity or a combination thereof. There can be no assurance we will be successful in raising additional capital.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition below for additional disclosures. For the three months ended September 30, 2024, two customers represented 12% and 10% of net sales. For the nine months ended September 30, 2024, one customer represented 16% of net sales. For the three months ended September 30, 2023, two customers represented 21% and 11% of net sales. For the nine months ended September 30, 2023, two customers each represented 17% and 12% of net sales.

Accounts Receivable: Accounts receivables are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers' financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date, the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of September 30, 2024, or December 31, 2023. As of September 30, 2024, two customers represented 16% and 11% of the accounts receivable balance. As of December 31, 2023, two customers represented 14% and 15% of the total accounts receivable balance.

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

(in thousands)	September 30, 2024	December 31, 2023
Finished Goods	$538	$393
Work in Process	220	207
Raw Materials	1,150	1,472
Inventory Reserves	(44)	(75)
Total	$1,864	$1,997

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30
	2024	2023

Stock options	3,890	3,101
Warrants to purchase common stock	4,112,197	37,401
Series F convertible preferred stock	68,961	254
Series J convertible preferred stock	67	—
Total	4,185,115	40,756

The following table reconciles reported net loss with reported net loss per share for each of the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
(in thousands, except per share amounts)
Net income (loss)	$2,358	$(3,370)	$(9,697)	$(14,700)
Deemed dividend attributable to Series J Convertible Preferred Stock	—	—	541	—
Net loss attributable to common shareholders	$2,358	$(3,370)	$(9,156)	$(14,700)
Weighted average shares outstanding	1,352	53	647	41
Basic and diluted loss per share	$1.74	$(63.27)	$(14.99)	$(357.42)

Recently Issued Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance requires expanded interim and annual disclosures of segment information including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The guidance is effective for the Company's fiscal 2024 Form 10-K and interim periods thereafter. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires expanded annual disclosures including the standardization and disaggregation of income tax rate reconciliation categories and the amount of income taxes paid by jurisdiction. The guidance is effective for the Company’s fiscal 2025 Form 10-K. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. For non-accelerated filers and smaller reporting companies, disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2027, subject to legal challenges and the SEC's voluntary stay of the disclosure requirements. The Company is currently evaluating the impact these rules will have on its consolidated financial statements and related disclosures.

Subsequent Events: The Company evaluates events through the date the condensed consolidated financial statements are filed for events requiring adjustment to or disclosure in the condensed consolidated financial statements.  See note 9 – Subsequent Events for additional disclosures.

Note 2 – Revenue Recognition

Net Sales: The Company sells its products in the United States primarily through a direct salesforce. Customers who purchase the Company’s products include hospitals and clinics throughout the United States.  In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Belarus, Brazil, Colombia, The Czech Republic, Germany, Greece, Hong Kong, India, Indonesia, Israel, Italy, Panama, Romania, Singapore, Slovak Republic, Spain, Switzerland, Thailand, United Arab Emirates, and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies. International revenue represents 3% and 5% of net sales for the three months ended September 30, 2024 and 2023, and 4% and 5% of net sales for the nine months ended September 30, 2024 and 2023, respectively.

Revenue from product sales is recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers whose related revenue is recognized over time. This revenue represents less than 1% of net sales for the three and nine months ended September 30, 2024 and 2023. The unfulfilled performance obligations related to these extended service plans are included in deferred revenue, which is included in other current liabilities on the condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

As of August 23, 2024 (the most recent stock offering), the conversion price of the Series F convertible preferred stock was recalculated  to $542.01.  As of September 30, 2024, and December 31, 2023, 127 shares of the Series F convertible preferred stock remained outstanding.

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

Supply Agreement Warrants:  On June 19, 2023, we entered into a Supply and Collaboration Agreement (the “Supply Agreement”) with DaVita Inc., a Delaware corporation (“DaVita”), pursuant to which DaVita would pilot the Aquadex ultrafiltration therapy system to treat adult patients with congestive heart failure and related conditions within select U.S. markets. The pilot program  launched by the end of fourth quarter 2023 and extended through May 31, 2024 (the “Pilot”). On May 31, 2024, DaVita and Nuwellis amended the Supply and Collaboration Agreement extending the Pilot term through August 31, 2024. Through the Pilot, ultrafiltration therapy using Aquadex would be offered at a combination of DaVita’s hospital customer and outpatient center locations, with both companies collaborating on the roll-out of the therapy, clinician training, and patient support. At the conclusion of the Pilot, DaVita had the option, in its sole discretion, to extend the Supply Agreement with the Company for continued provision of both inpatient and outpatient ultrafiltration services for up to 10 years (“Ultrafiltration Services Approval”). The parties agreed to terminate the Supply Agreement effective August 21, 2024.

In conjunction with the Supply Agreement, the Company issued DaVita a warrant to purchase up to an aggregate of 36,830 shares of common stock of the Company, par value $0.0001 per share, at an exercise price of $115.49 per share (the “DaVita Warrant”), provided that at no time can the DaVita Warrant be exercised for an amount of shares that would represent greater than 19.9% ownership in the Company subject to certain vesting milestones. The DaVita Warrant was expected to vest in four tranches as follows: (i) 25% upon receipt of notice to extend the Supply Agreement past the initial pilot-term; (ii) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within twelve months of Ultrafiltration Services Approval; (iii) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within twenty-four months of Ultrafiltration Services Approval; and (iv) 25% upon the attainment by the Company of a net revenue achievement from DaVita’s efforts pursuant to the Supply Agreement within thirty-six months of Ultrafiltration Services Approval. This warrant terminated with the termination of the Supply Agreement on August 21, 2024.

On August 21, 2024, the Company and DaVita Inc., a Delaware corporation (“DaVita”) entered into a Termination Agreement and mutually agreed to terminate its Supply and Collaboration Agreement, dated as of June 19, 2023, as amended (the “Supply Agreement”) and the related Common Stock Purchase Warrant (the “Warrant”) and Registration Rights Agreement (the “Registration Rights Agreement”), each dated as of June 19, 2023. The Supply Agreement, Warrant and Registration Rights Agreement are collectively referred to herein as the “DaVita Agreements”. The termination of the Davita Agreements was effective immediately. The respective rights and obligations of each party under the Supply Agreement that survive termination pursuant to the terms and conditions set forth therein shall continue and all rented and unused Products (as defined in the Supply Agreement) shall be returned to the Company. The vesting milestones pursuant to the terms of the Supply Agreement were never attained and therefore the Warrant never vested. Additionally, because the Ultrafiltration Services Approval (as defined in the Supply Agreement) was never attained, the registration rights pursuant to the terms of the Registration Rights Agreement were never in effect.

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

On October 17, 2023, the Company also entered into a warrant agency agreement with the Company’s transfer agent, Equiniti Trust Company, LLC, who acts as warrant agent for the Company, setting forth the terms and conditions of the Warrants sold in this Offering.

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

April 2024 Offering: On April 30, the Company closed on a best efforts public offering of 240,571 shares of its common stock, 80,854 shares of its common stock for pre-funded warrants and warrants to purchase up to an aggregate of 3,214,288 shares of its common stock at a combined public offering price $8.40 per share.  All pre-funded warrants were exercised on the date of the offering.  Each share of common stock (or prefunded warrant in lieu thereof) was sold together with one warrant to purchase one and a half shares of common stock. The warrants have an exercise price of $2.10 per share, were exercisable immediately upon issuance, and will expire five years following the date of issuance. Each whole common warrant entitles the holder thereof to purchase one share of common stock.

The common warrants contain a reset of the exercise price, effective upon the Warrant Stockholder Approval, to a price equal to the lesser of (i) the then exercise price, (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split in the future and (iii) if we effect a reverse stock split prior to obtaining the Warrant Stockholder Approval, the lowest volume weighted average price for the five trading days immediately following the date we obtain the Warrant Stockholder Approval. The Company secured the Warrant Stockholder Approval on June 6, 2024.  Subsequent to June 30 2024, the number of shares underlying the common warrants were adjusted to 2,710,734 shares and the exercise price was adjusted to $2.49 per share. In addition, the common warrants provided for full ratchet anti-dilution adjustment to the exercise price and number of shares underlying the common warrants upon our issuance of our common stock or common stock equivalents at a price per share that is less than the exercise price of the common warrants, subject to certain exemptions. In no event will the exercise price of the common warrants with respect to either adjustment be reduced below a floor price of $2.10.

The gross proceeds to the Company from the offering, before deducting the placement agent fees and other offering expenses were approximately $2.7 million.

The warrants offered in this financing were originally classified as a liability on the balance sheet.  An independent valuation of the warrants was performed and reviewed with management, and the valuation at issuance was $7.8 million. The warrants had down-round protection and the price was reset from the July 2024 and the August 2024 offerings.  At the August 2024 offering, the exercise price of these warrants were adjusted to $2.10, which represented the floor price on these warrants.  As the price floor was hit, there was no further down-round protection.  The warrants were re-evaluated and classified as equity as of September 30, 2024.  During the quarter, there were 398,488 of warrants exercised at a weighted average exercise price of $2.97.  The warrants are fair valued on the date of exercise and the adjustment to fair value is recorded to Additional Paid in Capital.  There were 2,651,426 of warrants converted to equity resulting in $4.2 million to Additional Paid in Capital.

July 2024 Offering: On July 24, 2024, the Company announced that it had entered into a definitive securities purchase agreement with certain institutional investors for the purchase and sale of 469,340 shares of the Company's common stock at a price of $4.24 per share of common stock in a registered direct offering priced at-the-market under Nasdaq rules.

In addition, in a concurrent private placement, the Company issued the investors warrants to purchase up to 938,680 shares of common stock. The warrants have an exercise price of $3.99 per share, will be exercisable immediately following the date of issuance and have a term of five years from the date of issuance.  The warrants issued in this offering were concluded to be equity classified.

The closing of the registered direct offering and the concurrent private placement occurred on July 25, 2024.

The gross proceeds to the Company from the registered direct offering and the concurrent private placement were approximately $2.0 million.  After deducting placement agent fees and other offering expenses payable by the Company, net proceeds were approximately $1.5 million. The Company intends to use the net proceeds from the offering for working capital and for general corporate purposes.

August 2024 Offering: On August 23, 2024, the Company entered into a placement agency agreement with Ladenburg Thalmann & Co. Inc. and a securities purchase agreement with certain purchasers pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 483,351 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $1.8450 per Share and accompanying Common Warrant.

The Shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-280647), including a base prospectus contained therein, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2024, and was declared effective by the SEC on July 9, 2024, and a related prospectus supplement, dated August 23, 2024, related to the Registered Offering.

Pursuant to the Purchase Agreement, in a concurrent private placement the Company also agreed to sell and issue to the Purchasers, warrants to purchase up to 483,351 shares of Common Stock.  The Common Warrants have an exercise price of $1.72 per share, are immediately exercisable and expire on the fifth anniversary on the effective date of the registration statement to be filed for the purpose of registering the Common Warrant Shares.  The warrants issued in this offering were concluded to be equity classified.

The gross proceeds of the Offering, before deducting the Placement Agent’s fees and expenses and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants or Placement Agent Warrants, will be approximately $892,000. The Offering closed on August 26, 2024. The Company also issued to the Placement Agent, or its designees, warrants to purchase up to 14,501 shares of our Common Stock as part of the compensation payable to the Placement Agent in connection with this offering. The Placement Agent Warrants are not registered pursuant to the prospectus supplement and the accompanying prospectus. The Placement Agent Warrants have substantially the same terms as the Common Warrants described above, except that the Placement Agent Warrants will have an exercise price of $3.04425 per share and will expire August 23, 2029.

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
At the Company’s annual meeting of stockholders on June 6, 2024, its stockholders approved a proposal to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to effect a reverse split of the Company’s outstanding Common Stock at a ratio in the range of 1-for-5 to 1-for-70 to be determined at the discretion of our Board of Directors.  On June 26, 2024, the Company’s board of directors approved a one-for-thirty-five reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On June 27, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to affect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on June 27, 2024, and the Company’s common stock began trading on a split-adjusted basis when the market opened on June 28, 2024.  All share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2024	2023	2024	2023
Selling, general and administrative expense	$99	$133	$363	$484
Research and development expense	2	2	11	29
Total stock-based compensation expense	$101	$135	$374	$513

During the three months ended September 30, 2024, and 2023, under the 2017 Equity Incentive Plan, and the 2021 Inducement Plan, the Company granted zero and 532 stock options, respectively, to its directors, officers and employees. During the nine months ended September 30, 2024 and 2023, the Company granted 1,264 and 3,544 stock options, respectively, to its directors, officers and employees. Vesting generally occurs over an immediate to 48-month period based on a time-of-service condition. The weighted-average grant date fair value of the stock-options issued during the three months ended September 30, 2024 and 2023 was zero and $62.65 per share, respectively. The weighted-average grant date fair value of the stock options issued during the nine months ended September 30, 2024 and 2023 was $24.14 and $226.26 per share, respectively.

The total number of stock options outstanding as of September 30, 2024 and September 30, 2023 was 3,890 and 3,101, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30		September 30
	2024	2023	2024	2023
Expected volatility	138.70%	131.06%	138.70%	152.59%
Expected Life of options (years)	5.51	6.25	5.51	6.19
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.94%	4.29%	3.94%	4.16%

During the three months ended September 30, 2024 and 2023, 420 and 69 stock options vested, respectively, and 102 and 595 stock options were expired or forfeited during these periods, respectively. During the nine months ended September 30, 2024 and 2023, 1,767 and 129 stock options vested, respectively, and 465 and 680 stock options were expired or forfeited during these periods, respectively. During the three and nine months ended September 30, 2024 and 2023, no options were exercised.

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

The following is a roll-forward of the fair value of the Level 3 warrants:

(in thousands)
Balance at December 31, 2022	$6,868
Change in fair value	755
Issuance of Common Stock for exercise of Series I warrants	(7,623)
October 17, 2023, issuance of Series J warrants	4,965
Exercise of Series J warrants	(536)
Change in fair value	(1,586)
Balance at December 31, 2023	2,843
Exercise of Series J warrants	(1,357)
April 30, 2024, issuance of common warrants	7,813
Exercise of April 2024 warrants	(1,373)
Reclassification of April 2024 warrants to equity	(2,844)
Change in fair value	(4,602)
Balance at September 30, 2024	$480

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

As of September 30, 2024, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note 9- Subsequent Events

On October 20, 2024 (the “Effective Date”), Nuwellis, Inc. (the “Company”) and SeaStar Medical Holding Corporation (“SeaStar”) entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”), which terminated the License and Distribution Agreement entered into by the Company and SeaStar, dated as of December 27, 2022 (the “Distribution Agreement”) and the Supplier and Distributor Quality Agreement dated as of March 5, 2024 (the “Supply Agreement,” and together with the Distribution Agreement, the “SeaStar Agreements”) pursuant to which SeaStar appointed the Company as its exclusive distributor for the sale and distribution of SeaStar’s product, QUELIMMUNE ™ with SeaStar agreeing to pay the Company $900,000 before December 31, 2024.  The Company is accounting for the settlement as a gain contingency and will record the gain at the earlier of when the contingency is realized or realizable. The Company received payment of $500,000 on October 22, 2024 and was recognized in October 2024.

On November 5, 2024, the Company announced the entry into definitive agreements for the immediate exercise of certain outstanding warrants issued by the Company on April 30, 2024 (collectively, the “Existing Warrants”) to purchase up to an aggregate of 1,832,517 shares of the Company’s common stock at their current exercise price of $2.10 per share for total gross proceeds of approximately $3.8 million, prior to deducting inducement agent fees and estimated offering expenses. An additional $1.3 million of gross proceeds was received through the exercise of warrants over the last week in accordance with their original terms.  In consideration for the immediate exercise of the Existing Warrants, the Company will issue Series I common stock purchase warrants (the “Series I Warrants”) and Series II common stock purchase warrants (the “Series II Warrants”) to purchase up to an aggregate of 3,665,034 shares of common stock. The Series I Warrants will have an exercise price of $1.94, will be exercisable six (6) months from the date of issuance, and will have a term of five (5) years from the date of exercisability. The Series II Warrants will have an exercise price of $1.94, will be exercisable six (6) months from the date of issuance, and will have a term of two (2) years from the date of exercisability. The Series I Warrants and Series II Warrants are fixed priced and do not contain any variable pricing features. The Series I Warrants and Series II Warrants described above were offered in a private placement pursuant to an applicable exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”), and, along with the shares of common stock issuable upon their exercise, have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (the “SEC”) or an applicable exemption from such registration requirements. The securities were offered only to accredited investors. The Company has agreed to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the Series I Warrants and Series II Warrants.

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

Public Offering conforming changes from above

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

On August 23, 2024, the Company entered into a placement agency agreement with Ladenburg Thalmann & Co. Inc. and a securities purchase agreement with certain purchasers pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 483,351 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $1.8450 per Share and accompanying Common Warrant.

The Shares are being sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-280647), including a base prospectus contained therein, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2024, and was declared effective by the SEC on July 9, 2024, and a related prospectus supplement, dated August 23, 2024, related to the Registered Offering.

Pursuant to the Purchase Agreement, in a concurrent private placement the Company also agreed to sell and issue to the Purchasers, warrants to purchase up to 483,351 shares of Common Stock.  The Common Warrants have an exercise price of $1.72 per share, are immediately exercisable and expire on the fifth anniversary on the effective date of the registration statement to be filed for the purpose of registering the Common Warrant Shares.

The gross proceeds of the Offering, before deducting the Placement Agent’s fees and expenses and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants or Placement Agent Warrants, will be approximately $892,000. The Offering closed on August 26, 2024. The Company also issued to the Placement Agent, or its designees, warrants to purchase up to 14,501 shares of our Common Stock as part of the compensation payable to the Placement Agent in connection with this offering. The Placement Agent Warrants are not registered pursuant to the prospectus supplement and the accompanying prospectus. The Placement Agent Warrants have substantially the same terms as the Common Warrants described above, except that the Placement Agent Warrants will have an exercise price of $3.04425 per share and will expire August 23, 2029.

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

Accounts Receivable: Our accounts receivables generally have terms that require payment within 30 days. We did not establish an allowance for credit losses as of September 30, 2024, as we have not incurred any write-offs or experienced a deterioration in the aging of our receivables, and we do not expect to experience write-offs in the future.  The Company provides reserves against accounts receivable for estimated credit losses that may result from a customer’s inability to pay based on a combination of factors, such as the aging of accounts receivable, the customer’s financial strength and payment history. To date there the Company has not experienced any write offs.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to measure fair value of the asset group. The Company has determined the fair value of the asset group associated with its loaner units by using expected cash flows estimating future discounted cash flows expected from the rental of these units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. There have been no impairment losses recognized for the three and nine-month periods ended September 30, 2024 or the year ended December 31, 2023.

Going Concern: Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2023, and 2022, and through September 30, 2024, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. Since the company’s inception and as of September 30, 2024, we had an accumulated deficit of $297.3 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations into the future, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

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

Understanding the near-term need to raise capital, the Company has recently undertaken steps to reduce our monthly cash burn rate by approximately 40%, balanced against our strategic growth initiatives, which will provide more flexibility in anticipation of tougher capital market conditions for microcap companies like Nuwellis. These reductions include, but are not limited to the following: selected job eliminations, a reduction of the salaries for members of senior management, no merit increases to the base salaries of any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, no cash bonuses to any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, a reduction in Board of Director and committee fees, temporary suspension of Company 401k match, travel reductions, and reductions to select professional services. The Board recently reauthorized the Company 401k match effective as of October 1, 2024.

On November 5, 2024, the Company announced the entry into definitive agreements for the immediate exercise of certain outstanding warrants issued by the Company on April 30, 2024 (collectively, the “Existing Warrants”) to purchase up to an aggregate of 1,832,517 shares of the Company’s common stock at their current exercise price of $2.10 per share for total gross proceeds of approximately $3.8 million, prior to deducting inducement agent fees and estimated offering expenses. An additional $1.3 million of gross proceeds was received through the exercise of warrants over the last week in accordance with their original terms.  In consideration for the immediate exercise of the Existing Warrants, the Company will issue Series I common stock purchase warrants (the “Series I Warrants”) and Series II common stock purchase warrants (the “Series II Warrants”) to purchase up to an aggregate of 3,665,034 shares of common stock. The Series I Warrants will have an exercise price of $1.94, will be exercisable six (6) months from the date of issuance, and will have a term of five (5) years from the date of exercisability. The Series II Warrants will have an exercise price of $1.94, will be exercisable six (6) months from the date of issuance, and will have a term of two (2) years from the date of exercisability. The Series I Warrants and Series II Warrants are fixed priced and do not contain any variable pricing features. The Series I Warrants and Series II Warrants described above were offered in a private placement pursuant to an applicable exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”), and, along with the shares of common stock issuable upon their exercise, have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (the “SEC”) or an applicable exemption from such registration requirements. The securities were offered only to accredited investors. The Company has agreed to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the Series I Warrants and Series II Warrants.

We believe that our existing capital resources will be sufficient to support our operating plan through May 31, 2025; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance the Company will be successful in raising additional capital.  .

NEW ACCOUNTING PRONOUNCEMENTS

The Company has considered all recent accounting pronouncements issued and their potential effects on its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

FINANCIAL OVERVIEW

We are a medical device company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development, and conducting pre-clinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities, performing clinical research, and engaging in new product development. Since the company’s inception and as of September 30, 2024, we had an accumulated deficit of $297.3 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to continue to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of three months ended September 30, 2024 to three months ended September 30, 2023

Net Sales
(in thousands)

Three months ended September 30, 2024	Three months ended September 30, 2023	Increase (Decrease)	% Change
$2,367	$2,412	$(45)	(1.9)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors, who in turn sell to hospitals and clinics in their geographic regions. The decrease in sales in the current year period is due to a decrease in circuit and console sales offset by a one-time increase in SeaStar Medical Quelimmune sales in the current year quarter.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three months ended September 30, 2024	Three months ended September 30, 2023	Increase (Decrease)	% Change
Cost of goods sold	$711	$1,031	$(320)	(31.0)%
Selling, general and administrative	$2,702	$3,428	$(726)	(21.2)%
Research and development	$486	$1,117	$(631)	(56.5)%

Cost of Goods Sold
The decrease in cost of goods sold for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to higher manufacturing volumes of circuits in the current year period and lower fixed overhead manufacturing expenses.

Selling, General and Administrative
The decrease in selling, general and administrative expense was primarily realized through efficiency initiatives enacted in the second half of 2023.

Research and Development
The decrease in R&D expenses was primarily driven by reduced consulting fees and compensation-related expenses.

 Comparison of nine months ended September 30, 2024 to nine months ended September 30, 2023

Net Sales
(in thousands)

Nine months ended September 30, 2024	Nine months ended September 30, 2023	Increase (Decrease)	% Change
$6,418	$6,313	$105	1.7%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex system consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The increase in sales in the current year period is due to a 3% increase in circuit sales, reflecting continued increases in the number of patients treated with the Aquadex therapy, and a one-time increase in SeaStar Medical Quelimmune sales offset by a decrease in console sales.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Increase (Decrease)	% Change
Cost of goods sold	$2,097	$2,718	$(621)	(22.8)%
Selling, general and administrative	$10,544	$13,582	$(3,038)	(22.4)%
Research and development	$2,378	$4,050	$(1,672)	(41.3)%

Cost of Goods Sold
The decrease in cost of goods sold for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to higher manufacturing volumes of circuits in the current year period and lower fixed overhead manufacturing expenses.

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

On April 30, 2024, the Company closed on an underwritten public offering of 321,417 shares of its common stock (or pre-funded warrants in lieu thereof) and warrants to purchase up to an aggregate of 482,146 shares of its common stock at a combined public offering price $0.24 per share (or pre-funded warrant in lieu thereof) and associated warrant. Each share of common stock (or prefunded warrant in lieu thereof) was sold together with one warrant to purchase one and a half shares of common stock. The warrants have an exercise price of $14.00 per share, are exercisable immediately upon issuance, and will expire five years following the date of issuance. Each whole common warrant entitles the holder thereof to purchase one share of common stock.

The common warrants contain a reset of the exercise price, to a price equal to the lesser of (i) the then exercise price, (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split in the future and (iii) if we effect a reverse stock split prior to obtaining the Warrant Stockholder Approval, the lowest volume weighted average price for the five trading days immediately following the date we obtain the Warrant Stockholder Approval. The Company secured the Warrant Stockholder Approval on June 6, 2024.  Upon such a reset, there will be a proportionate adjustment to the number of shares underlying the common warrants. In addition, the common warrants will provide for full ratchet anti-dilution adjustment to the exercise price and number of shares underlying the common warrants upon our issuance of our common stock or common stock equivalents at a price per share that is less than the exercise price of the common warrants, subject to certain exemptions. In no event will the exercise price of the common warrants with respect to either adjustment be reduced below a floor price of $0.06.

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

On August 23, 2024, the Company entered into a placement agency agreement with Ladenburg Thalmann & Co. Inc. and a securities purchase agreement with certain purchasers pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 483,351 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $1.8450 per Share and accompanying Common Warrant.

The Shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-280647), including a base prospectus contained therein, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2024, and was declared effective by the SEC on July 9, 2024, and a related prospectus supplement, dated August 23, 2024, related to the Registered Offering.

Pursuant to the Purchase Agreement, in a concurrent private placement the Company also agreed to sell and issue to the Purchasers, warrants to purchase up to 483,351 shares of Common Stock.  The Common Warrants have an exercise price of $1.72 per share, are immediately exercisable and expire on the fifth anniversary on the effective date of the registration statement to be filed for the purpose of registering the Common Warrant Shares.

The gross proceeds of the Offering, before deducting the Placement Agent’s fees and expenses and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants or Placement Agent Warrants, were approximately $892,000. The Offering closed on August 26, 2024. The Company also issued to the Placement Agent, or its designees, warrants to purchase up to 14,501 shares of our Common Stock as part of the compensation payable to the Placement Agent in connection with this offering. The Placement Agent Warrants are not registered pursuant to the prospectus supplement and the accompanying prospectus. The Placement Agent Warrants have substantially the same terms as the Common Warrants described above, except that the Placement Agent Warrants will have an exercise price of $3.04425 per share and will expire August 23, 2029.

As of September 30, 2024 and December 31, 2023, cash and cash equivalents were $1.9 million and $3.8 million, respectively. Our business strategy and ability to fund our operations in the future depend in part on our ability to grow the Aquadex Business by expanding our salesforce, selling our products to hospitals and other healthcare facilities, and controlling costs. We will need to seek additional financing in the future, which, to date, has been primarily through offerings of our equity securities.

Cash Flows used in Operating Activities
Net cash used in operating activities was $8.1 million and $15.2 million for the nine months ended September 30, 2024, and September 30, 2023, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, partially offset by non-cash charges for stock-based compensation, depreciation and amortization, and revaluation of the warrant liability, and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows provided by (used in) Investing Activities
Net cash provided by (used in) investing activities was ($37,000) and $294,000 for the nine months ended September 30, 2024, and 2023, respectively. The cash used in investing activities was for legal costs related to new patent applications in the prior year and for the purchase of manufacturing, laboratory, and office equipment, respectively, in those periods.

Cash Flows provided by Financing Activities
Net cash provided by financing activities was $6.2 million and $2.1 million for the nine months ended September 30, 2024, and 2023, respectively. The cash provided by financing activities in the current year period was the result of proceeds received from the April 2024, July 2024, and August 2024 financings and from the exercise of warrants from the October 2023 and April 2024 financings. The cash provided by financing activities in the prior year period was the result of proceeds received from our 2023 At-The-Market program.

Capital Resource Requirements
As of September 30, 2024, we did not have any material commitments for capital expenditures.

Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, business development, and employees, our ability to execute on our strategic realignments, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.  Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in other reports filed thereafter with the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer (together, the “Certifying Officers”), as appropriate to allow for timely decisions regarding required disclosure.

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

As of September 30, 2024, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2024. The Certifying Officers based their conclusion on the fact that the Company has identified two material weaknesses in controls over financial reporting, as detailed in the 2023 Annual Report on Form 10-K. In light of this fact, management expects to perform additional analyses, reconciliations, and remediations.

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

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the year ended December 31, 2023, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. Other than set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As a result, on June 5, 2024, we received a letter from Nasdaq indicating the Company’s continued non-compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Letter”). The Letter further informed the Company that the Common Stock would be delisted from Nasdaq unless the Company appeals the Staff's delisting determination by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company's requested a hearing to request additional time to meet the Stockholder Equity Requirement which stayed any further delisting action by the Staff pending the ultimate outcome of the hearing. The Common Stock will remain listed and eligible for trading on Nasdaq at least pending the ultimate conclusion of the hearing process.

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

On July 23, 2024, the Company addressed the Panel and presented its plan of compliance for the Stockholder’s Equity Requirement.

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

On August 23, 2024, the Company entered into a placement agency agreement with Ladenburg Thalmann & Co. Inc. and a securities purchase agreement with certain purchasers pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 483,351 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $1.8450 per Share and accompanying Common Warrant.

The Shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-280647), including a base prospectus contained therein, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2024, and was declared effective by the SEC on July 9, 2024, and a related prospectus supplement, dated August 23, 2024, related to the Registered Offering.

Pursuant to the Purchase Agreement, in a concurrent private placement the Company also agreed to sell and issue to the Purchasers, warrants to purchase up to 483,351 shares of Common Stock.  The Common Warrants have an exercise price of $1.72 per share, are immediately exercisable and expire on the fifth anniversary on the effective date of the registration statement to be filed for the purpose of registering the Common Warrant Shares.

The gross proceeds of the Offering, before deducting the Placement Agent’s fees and expenses and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants or Placement Agent Warrants, were approximately $892,000. The Offering closed on August 26, 2024. The Company also issued to the Placement Agent, or its designees, warrants to purchase up to 14,501 shares of our Common Stock as part of the compensation payable to the Placement Agent in connection with this offering. The Placement Agent Warrants are not registered pursuant to the prospectus supplement and the accompanying prospectus. The Placement Agent Warrants have substantially the same terms as the Common Warrants described above, except that the Placement Agent Warrants will have an exercise price of $3.04425 per share and will expire August 23, 2029.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2024

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

3.9	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	June 26, 2024	3.1

3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock	8-K	001-35312	October 17, 2023	3.1

3.12	Second Amended and Restated Bylaws	8-K	001-35312	April 27, 2021	3.2

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith

3.13	Third Amended and Restated Bylaws					X

3.14	Amendment to Third Amended and Restated Bylaws					X

4.1	Form of Common Warrant	8-K	001-35312	July 25, 2024	4.1

4.2	Form of Common Warrant	8-K	001-35312	August 26, 2024	4.1

4.3	Form of Placement Agent Warrant	8-K	001-35312	August 26, 2024	4.2

10.1	Form of Securities Purchase Agreement	8-K	001-35312	July 25, 2024	10.2

10.2	Placement Agency Agreement dated July 24, 2024 between Nuwellis, Inc. and Roth Capital Partners LLC	8-K	001-35312	July 25,2024	10.1

10.3	Termination Agreement to the Supply and Collaboration Agreement, dated August 21, 2024	8-K	001-35312	August 22, 2024	10.1

10.4	Placement Agency Agreement dated as of August 23, 2024, by and between Nuwellis, Inc., and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	August 26, 2024	10.1

10.5	Form of Securities Purchase Agreement	8-K	001-35312	July 25, 2024	10.69

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: November 12, 2024	By:	/s/ Nestor Jaramillo, Jr.
Nestor Jaramillo, Jr.
President and Chief Executive Officer

Date: November 12, 2024	By:	/s/ Robert Scott
Robert Scott
Chief Financial Officer