Form 10-K
period 2024-12-31
Nuwellis, Inc.
filed 2025-03-11
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the June 30, 2024 closing sale price of $5.03 per share) was approximately $1.0 million.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 7, 2025 was 4,373,986 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None

NUWELLIS, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report on Form 10-K (this "Annual Report" or "Report") to "we," "us," "the Company" and "our" refer to Nuwellis, Inc. (the "Company").

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements relate to us, our business prospects and our results of operations and are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those anticipated by such forward-looking statements. Forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in this Annual Report on Form 10-K that includes a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) that advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.	Business

Overview

 We are a commercial-stage medical technology company dedicated to transforming the lives of patients suffering from fluid overload through science, collaboration, and innovative technology. The company is focused on developing, manufacturing, and commercializing medical devices used in ultrafiltration therapy, including the Aquadex FlexFlow® and the Aquadex SmartFlow® systems (collectively the “Aquadex System”). The Aquadex SmartFlow® system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg or more whose fluid overload is unresponsive to medical management, including diuretics.

Please note that selected authors in the citations below are either current consultants to the Company or were previously compensated consultants. Each author typically is required to disclose any actual or potential conflicts of interests at the time they submitted their written manuscript to the potential publication. Dr. Sean Pinney for example, is the principal investigator under the Company’s current REVERSE-HF heart failure clinical study.  Additionally, Dr. Maria Rosa Costanzo, joined the Company’s Board of Directors in September, 2019, though many of her cited publications preceded her membership on the Board of Directors.  Since joining the Company’s Board, Dr. Costanzo has declined any equity ownership in the Company, although she has accepted cash remuneration for her Board and Committee participation.

Fluid Overload

Fluid overload, also known as hypervolemia, is a condition in which there is too much fluid in the blood, vital organs, and interstitial space, and generally refers to the expansion of the extracellular fluid volume. Although the body does need some amount of fluid to remain healthy, too much can cause an imbalance and damage to an individual’s health.1

The signs and symptoms of fluid overload are not always the same in each patient and may vary. However, possible signs and symptoms of fluid overload include pulmonary edema/pleural effusion, peripheral edema, anasarca (swelling of the skin) ascites, jugular vein distention and dyspnea.2 Medical conditions or diseases where excess fluid accumulates in the body are heart failure, kidney failure, nephrotic syndrome, cirrhosis, or burn injuries/trauma. Individuals may also suffer from temporary fluid overload following certain surgical procedures, such as cardiac surgery.3 The diagnosis of fluid overload can be made through a variety of tests/exams such as a physical exam (weight, presence of pulmonary rales, and edema), blood chemistry, natriuretic peptides, liver enzymes, hemoglobin and hematocrit, blood volume analysis, and/or bioimpedance analysis.4 Fluid overload has a significant association with the combined events of death, infection, bleeding, arrhythmia, and pulmonary edema5 and is a leading cause of hospital readmissions with patients suffering from heart failure and patients following cardiac surgery.6

1 Murugan R et al. Nature Rev Nephrol. 2020; 1-14.
2 Koratala A et al. Cardiorenal Med. 2022;12(4):141-154.
3 Vaara ST et al. Crit Care.2012; 16: 1-11.
4 Koratala A et al Cardiorenal Med. 2022;12(4):141-154
5 Stein, A, et. al. Critical Care, 2012:16:R99.
6 Iribarne A, et al. Ann Thorac Surg. 2014; 98(4): 1274-80.

The condition of fluid overload is often observed in patients with heart failure and secondary oliguric states,7 although in pediatric patients, fluid overload is associated with significant increases in mortality.8 9 Congestion or fluid overload, the hallmark of decompensated heart failure (HF), is the primary reason for hospitalization in 90% of these patients.10 11 For this reason, diuretics have been the cornerstone of heart failure treatment for more than 50 years.12 Over the past 20 years, approaches to treatment have changed dramatically.13

These dramatic improvements include new medications and new technologies, such as ultrafiltration, to help treat fluid overload. Each year there are over 1 million heart failure hospitalizations in the United States, and 90% of those hospitalizations are due to symptoms of fluid overload.14 These patients are hospitalized on average for 8 days at a cost of approximately $24,000, as to which reimbursement does not cover the full cost.15

Treatments for Fluid Overload

Diuretics

Treatment for fluid overload has traditionally been achieved through use of oral or loop diuretics which may be accompanied by use of other categories of medications, such as angiotensin-converting enzyme (ACE) inhibitors, sodium-glucose co-transporter 2 (SGLT-2) inhibitors, Aldosterone receptor antagonists (MRAs), beta-blockers, and inotropic drugs. Chronic diuretic use has been associated with increased long-term mortality and hospitalizations in a wide spectrum of chronic systolic and diastolic HF patients.16 We believe that diuretics, particularly at high doses, may be deleterious to patients. Additionally, between 10-40% of heart failure patients are refractory to diuretics,17 with diuretic resistance associated with a higher risk of in-hospital worsening of heart failure, increase mortality after discharge, and a 3-fold increase in rehospitalization rates.18 In addition, patients with heart failure and cardiorenal syndrome have diminished response to loop diuretics, making these agents less effective at relieving congestion.19 Also, long-term use of diuretics has been associated with kidney damage.20 One study found that approximately 40% of heart failure patients have poor diuretic response.21 This poor response is possibly due to noncompliance or high intake of salt, poor drug absorption, insufficient kidney response to drug, and reduced diuretic secretion.22 Despite treatment with loop diuretics, patients are frequently hospitalized and treated for recurrent symptoms and signs of fluid overload.

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
11 Fonarow GC. Rev Cardiovasc Med. 2003; 4: s21-30.
12 Kamath SA. Int J of Nephrol. 2011; 1-6.
13 Ellison DH. Cardio.2001;96:132-143
14 Costanzo MR, et al. J Am Coll Cardiol. 2017 May 16;69(19):2428-2445.
15 Gheorghiade M, et al. Eur Heart J Suppl. 2005; 7:B13- 19.
16 Ahmed A, et al. Eur Heart J. 2006 Jun;27(12):1431-9.
17 Testani JM, Hanberg JS, Cheng S et al. Circ Heart Fail. 2016; 9(1): e002370.
18 Costanzo MR, et al. J Am Coll Cardiol. 2017;69(19):2428-2445.
19 Kamath SA. Int J of Nephrol. 2011: 1-6.
20 Felker MG & Mentz RJ. J Am Coll Cardiol. 2012;59(24):2145-53.
21 Testani JM. Circ Heart Fail. 2016 Jan;9(1):e002370.
22 Hoorn EJ & Ellison DH. Am J Kidney Dis. 2017;69(1):136-142.

Nearly one-half of hospitalized patients with heart failure are discharged with residual fluid excess after receiving conventional diuretic therapies.23 Additionally, one study found that 24% of such patients were readmitted to the hospital within 30 days of their discharge, and up to 42-50% were readmitted at 90 days and 6 months respectively.24 25 Regardless of diuretic strategy, 42% of acutely decompensated heart failure subjects in the DOSE (Diuretic Optimization Strategies Evaluation) trial reached the composite endpoint of death, rehospitalization, or emergency department visit at 60 days.26  We believe that there is an association of chronic loop diuretic therapy and greater resource utilization at hospitals.27 Therefore, an alternative therapy to help stabilize or improve patient care is needed.

Ultrafiltration.

 Ultrafiltration, or aquapheresis, is an alternative therapy to diuretics for fluid removal in patients with volume overload. Ultrafiltration has been a well-documented technique in the treatment of fluid overload in heart failure patients for over 20 years.28  We believe that ultrafiltration is a safe and effective therapy to treat fluid overload and congestion by removing the overload of fluid and congestion by removing extra fluid and salt.29 With ultrafiltration, medical practitioners can specify and control the amount of fluid to be extracted at a safe, predictable, and effective rate. The use of ultrafiltration therapy in subgroups of patients, such as heart failure and post-cardiac surgery, has demonstrated clinical benefits in treating fluid overload signs and symptoms. In addition to the clinical benefits of ultrafiltration, we believe the data suggests that the therapy provides economic advantages. One hospital cost analysis demonstrated a total cost savings of $3,975 per patient when using ultrafiltration as compared to diuretic therapy over 90 days.30

The Aquadex System

The Aquadex System is designed and clinically proven to simply, safely, and precisely remove excess fluid (primarily excess salt and water) from patients suffering from fluid overload who have failed diuretic therapy.

With the Aquadex System, medical practitioners can specify and control the amount of fluid to be extracted at a safe, predictable, and effective rate. The Aquadex System has been shown to have no clinically significant impact on electrolyte balance, blood pressure or heart rate.31 32 Unlike other forms of ultrafiltration, which typically require administration specifically by a nephrologist, the Aquadex System may be prescribed by any physician and administered by a healthcare provider, both of whom have received training in extracorporeal therapies. The Company estimates it has treated more than 30,000 patients across all three (3) of our customer categories, since it reintroduced the Aquadex System to the U.S. market in 2016.

23 Orso D, et al. Eur Rev Med Pharmacol Sci. 2021 Apr;25(7):2971-2980.
24 Costanzo MR, et al. J Am Coll Cardiol. 2017;69(19):2428- 2445.
25 Thandra A, et al. Clin Invest. 2023; 365(2): 145-51.
26 Felker GM, et al. N Engl J Med. 2011; 364:797-805.
27 Costanzo MR, et al. J Am Coll Cardiol. 2007; 49(6):675-683.
28 Agostoni PG, et al. J Am Coll Cardiol. 1993; 21(2):424-431.
29 Kazory A, et al. Cardiorenal Med. 2023;13(1)1-8.
30 Costanza MR, et. al. Value Health. 2018; 21 (Suppl 1):S167.
31 SAFE Trial: Jaski BE, et al. J Card Fail. 2003; 9(3): 227-231.
32 RAPID Trial: Bart BA, et al. J Am Coll Cardiol. 2005; 46(11): 2043-2046.

Benefits of the Aquadex System

The Aquadex System offers a safe approach to treating fluid overload and:

•
In a single center, retrospective analysis of 335 consecutive patients, patients in whom there was follow-up for 12 months, there were 1.74 fewer rehospitalizations for HF in the year following UF when compared to the 12 months preceding UF; [33]

•
Analysis of an Aquadex program in community-based regional hospitals with 30 patients showed refractory acute decompensated heart failure (ADHF) patients benefited from significant volume loss (mean loss of 9.40 + 4.55L) and weight reduction (mean decrease of 7.40kg) along with stable renal function and remarkable clinical benefit as well as a statistically significant reduction in the ADHF rehospitalization rate at 60 days (p=0.013). [34]

•
In a re-appraisal of the AVOID-HF trial (n=224 patients), including an additional 31 adjudicated events to complete the dataset, demonstrated that patients treated with AUF had a 60% reduction in heart failure events at 30 days compared to intravenous diuretics (p=0.014) and significantly fewer HF hospitalizations at 30 days (p=0.032). [35]

•	Rehospitalizations at 30 days with Aquadex were 12.4% compared with the national average at 30 days of 24%;

•	Reduces length of hospital stay when initiated early, resulting in average savings of $3,975 (14%);[36]

•	Stabilizes or improves cardiac hemodynamics;[37] [38]

•	Safe, easy-to-use, and flexible in application;

•	Provides complete control over rate and total volume of fluid removed by allowing a medical practitioner to specify the amount of fluid to be removed from each individual patient;

•	Can be performed via peripheral or central venous access;

•	Predictably removes excess isotonic fluid (extracts water and sodium while sparing potassium and magnesium; decrease risk of electrolyte abnormalities);[38] [40]

•	No significant changes to kidney function;[41]

•	The use of continuous hematocrit monitoring and SvO2 sensor provides guided-therapy ultrafiltration.[42]

•	Following ultrafiltration, neurohormonal activation is reset toward a more physiological condition and diuretic efficacy is restored;[43]

•	Provides highly automated operation with only one setting required to begin therapy;

•	Utilizes a single-use, disposable auto-loading blood filter circuit that facilitates easy set-up; and

•	Has a built-in console that guides the medical practitioner through the setup and operational process.

Components of the Aquadex System

The Aquadex System consists of:

•	A console, a piece of capital equipment containing electromechanical pumps, an LCD screen and stand;

•	A one-time disposable blood circuit set, an integrated collection of tubing, filter, sensors, and connectors that contain and deliver the blood from and back to the patient; and

•
A disposable catheter, a small, dual-lumen, extended-length catheter designed to access the peripheral venous system of the patient and to simultaneously withdraw blood and return filtered blood to the patient.

 33 Watson R, et al. Am Heart J Plus: Cardiol Res & Pract 24. 2022; 1-6.
34 Chinta et al. Current Problems in Cardiology. 49 (2024) 102716.
35 Pinney et al. J Am Coll Cardiol HF. Feb 19, 2025.
36 Costanza MR, et. al. Value Health. 2018; 21 (Suppl 1):S167.
37 Boga M, et al. Perf. 2000; 15:143-150.
38 Kiziltepe U, et al. Ann Thorac Surg 2001;71:684-93.
39 Kazory A, et al. Cardiorenal Med. 2023;13(1)1-8.
40 Agostoni PG et al. J Am Coll Cardiol. 1993;21(2):424-31.
41 Kazory A, et al. Cardiorenal Med. 2023;13(1)1-8.
42 Starr MC, et al. Pediatric Nephrology. 2024; 39(2):597-601.
43 Costanzo MR, et al. J Am Coll Cardiol. 2005; 46(11): 2047-51.

Our Market Opportunity

The Aquadex System is used for the treatment of patients suffering from fluid overload who have failed medical therapy including diuretics. We are currently focusing our commercial activities in three primary clinical areas where fluid overload is prevalent: heart failure, critical care, and pediatrics.

Heart Failure

Heart disease is the leading cause of death in the United States and other developed countries. In fact, approximately 50% of patients who develop heart failure die within five years of diagnosis. The five-year mortality rate for heart failure, regardless of heart function, is approximately 75% across all phenotypes.44 Approximately 6.7 million Americans over 20 years of age have heart failure, and the prevalence is expected to rise to 8.5 million Americans by 2030.45 Based on the Atherosclerosis Risk in Communities Study from 2005 to 2013, conducted by the National Heart, Lung and Blood Institute, there are an estimated 960,000 new heart failure cases annually.46 Annual hospitalizations for heart failure exceed one million in both the United States and Europe, and more than 90% are due to symptoms and signs of fluid overload.47 In addition, approximately 68% of the patients are discharged with sub-optimal results.

Heart failure is a syndrome that can have an acute onset or is a progressive disease caused by impairment of the heart’s ability to pump blood to the various organs of the body. Patients with heart failure and fluid overload commonly experience shortness of breath, fatigue, difficulty exercising and swelling of the legs. The heart becomes weak or stiff and enlarges over time, making it harder for the heart to pump the blood needed for the body to function properly. The severity of heart failure depends on how well a person’s heart pumps blood throughout the body.48

According to a nationwide study of over 140,000 patients suffering from acute decompensated heart failure, over 38% of patients discharged were still symptomatic and about half of the patients were discharged with less than five pounds of lost fluid.49 This clinical evidence from the ADHERE registry shows patients are discharged too early, while still showing evidence of fluid overload.

As a result of not fully having their fluid imbalance properly addressed prior to discharge from the hospital, patients are frequently being readmitted, with one study showing 30-day readmissions of 24% and 6-month readmissions of 44%.50 51

Heart failure often requires inpatient treatment, and it carries a huge economic burden in the United States, costing the nation an estimated $60.2 billion each year, with hospital costs accounting for 62% of the economic burden.52 As the population ages, healthcare expenditures are expected to increase substantially.53 Therefore, therapies aimed at treating congestion and fluid overload are essential from a patient care and healthcare economics perspective.

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

44 Shah, K, et al. J Am Coll Cardiol. 2017 Nov, 70 (20) 2476-2486.
45 Bozhurt B, et al. J Card Fail. J Card Fail. 2023; 29(10): 1412-42.
46 Benjamin EJ, et al. Circ. 2017;135:00-00. (e378).
47 Fonarow GC, et al. Rev Cardiovasc Med. 2003; 4: s21-30.
48 Arrigo M et al. Nat Rev Dis Primers. 2020; 6(16):1-15.
49 Fonarow et al. Rev Cardiovasc Med. 2003;4: Suppl 7:S21-30.
450 Costanzo MR, et al. J Am Coll Cardiol. 2017 May 16;69(19):2428-2445.
51 Sax D, et al. J Card Fail. 2022: 28(10): 1545-59.
52 Voigt J, et al. Clin Cardiol. 2014;37(5): 312-321.
53 Heidenreich PA, et al. Circ Heart Fail. 2013;6(3):606-619.

Hospitals in the United States also face potential penalties for heart failure readmissions. As part of the Patient Protection and Affordable Care Act of 2012, as amended (the “Affordable Care Act”), Medicare instituted the Hospital Readmissions Reduction Program, which penalizes hospitals with high 30-day readmission rates for heart failure and other common diseases and procedures. This penalty can be as high as 3% of reimbursement for all Medicare admissions. Technologies that help reduce readmissions, such as the Aquadex System, can help hospitals mitigate these penalties.54

The Company believes the total U.S. heart failure market is approximately $1 billion55 and that roughly 20% of its revenue is derived from the treatment of heart failures patients.

Critical Care

Patients suffer from fluid overload in connection with a variety of critical care procedures and treatments, including cardiac surgery, cardiogenic shock, liver and other organ transplants, ventricular assist device (“VAD”) implants, extra corporeal membrane oxygenation (“ECMO”) therapy, sepsis, liver disease and severe burns. According to the National Center for Health Sciences, over 7.3 million cardiovascular operations are performed each year in the United States, including an estimated 340,000 coronary-artery bypass grafting (“CABG”) procedures,56 Cardiac surgery is associated with a degree of fluid overload due to cardiopulmonary bypass.57 Intravenous fluid therapy is an integral treatment for patients undergoing surgery and in critical care units.58 Fluid overload in post-cardiac surgery can readily occur because surgery can affect the pumping actions of the heart, leading to postoperative hemodynamic instability.59 The condition often remains symptomless for several days until clinical symptoms become apparent, when treatment is almost always too late and ineffective.60

Major complications after cardiac operations are associated with an increased risk for operative death, longer hospital length of stay, and higher rates of discharge to a location other than home.61   As many as 80% of cardiac surgery patients may have stage 1 or greater cardiac-surgery-associated acute kidney injury (CSA-AKI). 62  In the recent publication A Turnkey Order Set for Prevention of CSA-AKI  the new CSA-AKI Guidelines suggest the avoidance of other nephrotoxic agents including loop diuretics. 62

Hospital readmissions are a common problem in cardiac surgery and remain high. Approximately 20% of patients who undergo cardiac operations require readmission, an outcome with significant health economic implications. Volume overload was among the top three most prevalent causes for first readmission within 30 days and beyond 30 days.63 It is estimated that 13.5% of post cardiac surgery patients are readmitted due to fluid overload within 30 days of discharge. Positive research has been recently published demonstrating the value of ultrafiltration in high-risk coronary artery bypass grafting surgery.64 It is also encouraging to see ultrafiltration being recommended for cardiac surgery patients who are unresponsive to diuretics in a recently published turnkey order set proposed by the Enhanced Recovery After Surgery (“ERAS”) Society consensus guidelines.62

The Company believes it can expand use cases for the Aquadex System, without any additional clinical trial or other labeling changes at the U.S. Food and Drug Administration (“FDA”) to support its use in the applications identified immediately above.

The Company believes the total U.S. critical care failure market is approximately $900 million.65 In 2024, the Company derived approximately 40% of its revenue from the treatment of critical care patients.

54 McIlvennan C et al. Circ. 2015; 131(20): 1796-1803.
55 See Appendix to Company Investor Presentation filed with the SEC on Form 8-K/A, dated January 9, 2024.
56 https://idataresearch.com/new-study-shows-approximately-340000-cabg-procedures-per-year-in-the-united-states/.
57 Kruger A et al. J Cardiovasc Dev Dis. 2023;10(6);263-78.
58 Bowdish ME, et al. Ann Thorac Surg. 2021;111(6):1770-1780.
59 Xu J, et al. Medicine. 2015.94(33):e1360.
60 Xu J, et al. Medicine. 2015;94(33):e1360.
61 Crawford TC, et al. Ann Thorac Surg. 2017;103:32-40.
62 Engelman D, et al. Ann Thorac Surg. 2023;115:11-5A
63 Iribane A, et al. Ann Thorac Surg. 2014;98:1274-80.
64 Beckles DL et al. J Card Surg.2022; 37: 2951-57.
65 See Appendix to Company Investor Presentation filed with the SEC on Form 8-K/A, dated January 9, 2024.

Pediatrics

Many of the conditions and procedures faced by adult patients also occur in pediatric patients, such as cardiac surgery, organ transplants, heart failure and ECMO therapy. Similar to adult patients, these conditions and procedures may lead to fluid overload. While incidence data is not readily available, it is estimated that there are approximately 10,000 to 14,000 pediatric patients with heart failure.67 Fluid overload drives pediatric morbidity and mortality risk in critically ill patients. In one pediatric study, a 3% increase in mortality was observed for every 1% increase in fluid overload, and children who are more than 20% fluid overloaded have an odds ratio for mortality of 8.5 compared to children who are less than 20% fluid overloaded.68 69

The Company believes that the total U.S. pediatric market for fluid overload is approximately $130 million.70 In 2024, the Company derived approximately 40% of its revenue from the treatment of pediatric patients.

While the Aquadex System is only FDA cleared for the treatment of pediatric patients weighing 20 kg or more, the Company is aware that many children’s hospitals in the U.S. are modifying the way that the Aquadex System is used in a manner that is deemed to be off-label by the Company and FDA in order to provide dialysis to neonates and other premature infants who weigh less than 20 kg and who were born either without kidneys or without normal kidney function. These patients typically have very few other treatment options given the large extracorporeal blood volume required by standard dialysis machines the need for blood priming of the dialysis circuit and the use of large catheters. By comparison, the Aquadex extracorporeal blood volume is only 35 ml.

It is because of this unmet medical need the Company has undertaken the development of a dedicated Continuous Renal Replacement Therapy (“CRRT”) device intended for patients weighing between 2.5 and above kg. See - Product Development Activities below.

67 Jayaprasad, N. Heart Views. 2016; 17(3): 92-99.
68 Sutherland SM, et al. Am J Kidney Dis. 2010; 55(2):315-25.
69 Gillespie RS, et al. Ped Nephro. 2004; 19(12):1394-99.
70 See Appendix to Company Investor Presentation filed with the SEC on Form 8-K/A, dated January 9, 2024.

Growing Clinical Evidence

In March 2025, data from the ULTRA-PEDs multicenter, single-arm pediatric registry was presented at the Advances in Critical Care Nephrology’s AKI & CRRT meeting. The Company launched the registry in November 2020 and conducted the registry at seven clinical sites prior to closure in October 2023 with 97 patients enrolled. The results indicated that the Aquadex® device can provide both standard ultrafiltration and modified continuous veno-venous hemofiltration (CVVH) in children with end stage renal disease (ESRD) or acute kidney injury (AKI) across a wide weight spectrum. Two-thirds of procedures lasted for the intended duration, and very few patients could not tolerate the Aquadex® procedure.71, 72

In January 2023, we began designing an IDE clinical study for the Company’s dedicated pediatric device currently under development. The design was reviewed with FDA in May 2023 and the study is anticipated to begin enrollment in 2026.

In December 2021, we launched the REVERSE-HF prospective, multicenter, randomized controlled trial (RCT) to evaluate ultrafiltration compared to IV diuretics in patients with heart failure (HF). Seventeen clinical sites nationwide have been activated to enroll patients in this RCT and fourteen sites have contributed to patient enrollment, which began in June 2022. As of February 28, 2025, there are 155 patients enrolled in REVERSE-HF. The primary effectiveness endpoint is the time to first HF Event within 30 days, as a comparison between Aquadex therapy and IV Loop Diuretics.

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

The Company intends to target a total of 20 sites and hopes to complete enrollment by mid-2026 with a total of 372 patients. The protocol for REVERSE-HF permits an interim data analysis once enrollment reaches 80% of its targeted enrollment, and the Company hopes to complete analysis of the primary endpoint and to publish the results in the second half of 2026.

71 Starr et al. Epidemiology and Outcomes of Children with AKI or ESKD treated with Aquadex. AKI & CRRT meeting; March 2025, San Deigo, CA.
72 Goldstein et al. Aquadex Technical Performance in Children with AKI or ESKD. AKI & CRRT meeting; March 2025, San Deigo, CA.

In February 2025, a re-appraisal of the complete dataset, including an additional 31 adjudicated events, from the AVOID-HF trial, demonstrated that patients treated with adjustable ultrafiltration (AUF) had a 60% reduction in heart failure events (HF) at 30 days (p=0.014) compared to adjustable intravenous diuretics (ALD) and significantly fewer HF hospitalizations at 30 days (p=0.032). 73 Additionally, a hierarchical composite endpoint of 30-day cardiovascular (CV) mortality, HF events (including HF rehospitalization, unscheduled outpatient or emergency room treatment with intravenous loop diuretics, vasoactive drugs, or ultrafiltration) and change in quality of life was evaluated using the Finkelstein-Schoenfeld win ratio (WR) method. In the composite outcome, there were 2 CV deaths within 30-days. AUF won in 71.0% of the HF event-related paired comparisons (versus 29.0% for ALD) and in 53.4% of quality of life comparisons (versus 46.6% for ALD), resulting in a WR = 1.43 (p=0.056) favoring ultrafiltration. 73 This updated evidence further suggests that AUF may be more effective than ALD at reducing HF events and HF rehospitalizations and shows a clear trend towards a sustained clinical benefit when evaluating a holistic composite outcome including CV mortality, HF events and quality of life. 73 The re-analysis was also presented as a Late Breaking Clinical Trial podium presentation at the Technology and HF Therapeutics Conference in March 3-5, 2024, in Boston. 74

A former reanalysis of the original AVOID-HF dataset, using a similar WR composite method, was presented at the Annual Scientific Session of the Heart Failure Society of America in September 2022, “Revisiting The Aquapheresis Versus Intravenous Diuretics And Hospitalizations For Heart Failure (AVOID-HF) Trial: Further Evidence Supporting Aquapheresis To Reduce Heart Failure Events,” exploring CV mortality within 90 days and HF events within 30 days.  This WR analysis also yielded results favoring ultrafiltration, demonstrating that AUF is safe and more effective than ALD in reducing CV mortality and subsequent HF events for hospitalized heart failure patients. 75

In June 2024, analysis of an Aquadex program, Outcomes of Ultrafiltration in community-based hospitals, showed diuretic refractory acute decompensated heart failure (ADHF) patients benefited from significant volume loss  and weight reduction  along with stable renal function and remarkable clinical benefit. 76 All 30 patients treated over the first-year cohort were included in a retrospective analysis that demonstrated Aquadex therapy provided a statistically significant reduction in heart failure rehospitalization rate at 60 days (p=0.013) and numerically fewer ADHF readmissions at 30 days from UF initiation compared to the pre-UF era. 76 The study demonstrated that a successful Aquadex program is reproducible and can be coordinated by general cardiologists without the need for a dedicated heart failure unit. 76

In November 2023, a retrospective case series and literature review conducted by The Mount Sinai Hospital, “Utilization of aquapheresis among hospitalized patients with end-stage liver disease: A case series and literature review,” utilization of ultrafiltration from January 2020 through July 2023 in patients with decompensated cirrhosis in the intensive care unit (ICU) found that the introduction of ultrafiltration earlier in a patient’s hospital course may reduce the risk of kidney injury and diuretic-induced electrolyte derangement and reduce the risk of development of sequential organ failures in patients with decompensated cirrhosis. 77

In September 2023, a third-party, single-center case study review of pediatric patients showed the Aquadex System successfully treated small patients without hemodynamic instability or other complications, demonstrating that therapy is an effective treatment option for fluid overload. Patient treatment was guided with the continuous hematocrit monitoring function built within the Aquadex System, supporting safe and effective fluid removal in critically ill pediatric patients.78

In December 2022, a third-party, single-center, real-world retrospective study of 335 consecutive patients treated with the Aquadex FlexFlow® System, “Ten Year Real World Experience with Ultrafiltration for the Management of Acute Decompensated Heart Failure,” compared previous randomized controlled clinical trials with ultrafiltration and demonstrated that ultrafiltration compares favorably in reducing heart failure rehospitalizations (2.14 hospitalizations per year before Aquadex versus 0.4 hospitalizations per year one year after Aquadex), renal function response, and weight/volume loss. 75 The study found ultrafiltration to be safe with regard to renal function despite the cohort in this study being sicker than those studied in other clinical trials, and that Ultrafiltration can be a safe and effective strategy for decongestion in clinical practice wherein the benefits outweigh the potential risks of kidney dysfunction requiring hemodialysis and major bleeding events.79

In February 2022, a third party retrospectively reviewed and concluded, “The Use of Ultrafiltration as a fluid management strategy for High-Risk Coronary Artery Bypass Grafting,” that ultrafiltration is a safe and effective modality to manage fluid balance in a patient population with relatively high Society of Thoracic Surgery (“STS”) scores, but a prospective multicenter study would be warranted in this patient cohort. 76

Additionally, another peer-reviewed publication advocates for early clinical application of ultrafiltration in diuretic resistant patients80 and a cost analysis demonstrated that compared to diuretics, ultrafiltration resulted in a total cost savings of 14.4% at 90 days due to reduced readmissions.81

Jain et al. pooled data from seven randomized controlled trials of ultrafiltration with a total of 771 patients and concluded that extracorporeal ultrafiltration is associated with more efficient fluid and sodium removal compared with medical therapy, hence leading to a reduction in readmission rates and a potential salutary impact on financial burden associated with the care of heart failure patients.82 Wobbe et al pooled data from eight randomized controlled trials enrolling 801 participants and studied the effectiveness of ultrafiltration compared to diuretics, demonstrating ultrafiltration increases fluid removal (difference in means 1372.5 mL; p < 0.001) and weight loss (difference in means 1.592 kg; p < 0.001), lower incidences of worsening heart failure (OR 0.63; p = 0.022) and rehospitalization for heart failure (OR 0.54; p = 0.003) suggesting ultrafiltration is a safe and effective treatment option for volume-overloaded heart failure. 83

One 2019 peer-reviewed paper reported on a multicenter, retrospective case series of children who received kidney replacement therapy (“KRT”) with an ultrafiltration device.84 Patients were grouped according to weight and primary disease state (e.g. kidney, cardiac or other) and received one of three treatment modalities. The study found that of the 72 patients who weighed less than 10 kg, 43 or 60% survived to the end of therapy or transitioned to another modality of kidney support. 23 or 32% survived to hospital discharge. Among patients who weighed between 10-20 kg, 13 or 100% survived to the end of KRT treatment. Among patients who weighed more than 20 kg, 33 or 97% survived to KRT discontinuation and 23 or 68% survived to hospital discharge.84

73 Pinney et al. Ultrafiltration for Management of Decompensated Heart Failure: A re-appraisal of AVOID-HF. J Am Coll Cardiol HF. Feb 19, 2025.
74 Pinney S, et al. Podium Presentation from Technology and HF Therapeutics Conference; March 2024, in Boston, MA.
75 Pinney S, et al. Poster from Heart Failure Society of America Meeting; October 2022; Washington, DC.
76 Chinta et al. Current Problems in Cardiology. 49 (2024) 102716.
77 Crismale, J. et al. Clinical Transplantation. 2024; 38:e15221.
78 Starr MC, et al. Pediatric Nephrology. September 2023.
75 Watson R, et al. Am Heart J Plus: Cardiol Res & Pract 24. 2022; 1-6.
79 Beckles D. et al. J of Card Surg. Fail. 2022; 37(10): 2951-2957.
77 Kazory et al. Cardiorenal Med. 2023;13:1-8.
81 Costanzo MR, et al. J of Med Econ. 2019: 22(6): 577-583.
82 Jain et al. Heart Fail Rev. 2016.
83 Wobbe et al. Heart Fail Rev. 2021; 26:577–585.
84 Menon S, et al. Clin J Am Soc Nephrol. 2019;14(10):1432-1440.

Product Development Activities

As we expand our commercialization efforts in the pediatric market, we are developing a CRRT device, branded Vivian, to address the unmet and specific needs of pediatric patients weighing 2.5kg and above who do not have functioning kidneys and who need kidney replacement therapy for survival. Approximately 10,300 children suffer from AKI, of these, over 1800 are neonates. 85  Funded in part by a $1.7 million grant from the National Institute of Health, the Company completed preliminary engineering testing for its dedicated pediatric system in the fourth quarter of 2023. The Company intends to submit an IDE with the FDA in the third quarter of 2026, with U.S. commercialization of this product expected in the second quarter of 2028.

85 Sutherland et al. Clin J Am Soc Nephrol. 2013 Oct 7; 8(10): 1661–1669.

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

Critical Care: We have launched a marketing campaign focused on the benefits of the Aquadex System in treating patients suffering from fluid overload following cardiac surgery procedures, such as CABG surgery, valve repairs and replacements procedures, VAD implants and other cardiac surgical procedures. Additionally, we realigned our salesforce to further focus on the acute needs of fluid overloaded patients in the critical care setting. We believe that we will continue to grow revenue in this faster-growing segment of our business by leveraging the synergies between heart failure cardiologists and cardiovascular surgeons, traditional technology adoption rates of cardiac surgeons, and product purchase cycle of the cardiac surgical and other critical care centers at large hospitals.

Pediatrics: Ultrafiltration is used by physicians to treat fluid overload in various conditions in pediatric patients, including heart failure, cardiac surgery,86 ECMO therapy,87 solid organ transplantation,88 and kidney replacement therapy for neonatal patients. In February 2020, the Company received FDA 510(k) clearance for the Aquadex System to include pediatric patients who weigh 20kg or more. With this clearance, we expanded our commercialization efforts to include promotion to physicians and hospitals who treat this pediatric population, and we are invested in the development of new clinical evidence around use of ultrafiltration in pediatric patients, including the ULTRA-Peds pediatrics registry that concluded in 2023. We are also investing in the development of a new dedicated pediatric device, to further address the needs of the pediatric population, and in clinical studies supporting the use of this device.

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

Heart Failure Out-Patients: Further, we intend to expand the use of the Aquadex System with heart failure patients in the outpatient setting, such as an infusion clinic or hospital outpatient department (e.g., observation unit). On January 1, 2022, the American Medical Association granted a new and dedicated Category III Current Procedural Terminology (CPT) code, 0692T, for Therapeutic Ultrafiltration. Healthcare providers can utilize this code when using Aquadex to deliver ultrafiltration to adult and pediatric patients weighing more than 20kg (both inpatient and outpatient). In addition, on January 1, 2025, the CPT code was associated with a level II Ambulatory Payment Code (APC) code that provides higher reimbursement for therapeutic ultrafiltration administered in the outpatient setting per day and will facilitate the migration of the therapy to this setting for a subset of the patient population, which may relieve some of the growing pressure on hospital systems and improve hospital economics and patient quality of life. Continued focus on driving positive coverage policies for various targeted private payers will be an ongoing strategy for the Company.

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

86 Elliott MJ. Ann Thorac Surg. 1993;56:1518-22.
87 Selewski DT, et al. Crit Care Med. 2012; 40(9): 2694-2699.
88 Riley AA. BMC Nephrology. 2018; 19:268-80.

Sales and Marketing

As of December 31, 2024, we had 19 full-time employees in sales and marketing. We have 9 sales territories in the United States. Our U.S. field salesforce includes sales managers, account managers and clinical education specialists who provide training, technical and other support services to our customers. Following the acquisition of the business associated with the Aquadex System (the “Aquadex Business”) from Baxter in August 2016, our direct salesforce was focused initially on re-engaging hospital accounts that had ordered Aquadex blood sets in prior years, re-educating customers on the therapy, and assessing each hospital’s use of the Aquadex System to gain additional opportunity for increased utilization, primarily in heart failure. In 2018, we expanded our commercialization efforts to include post-cardiac surgery. In September 2019, we realigned our salesforce to further focus on the acute needs of fluid overloaded patients in the critical care setting, while still supporting heart failure. We expanded our commercialization efforts to include pediatrics, following receipt of 510(k) clearance of the Aquadex system to include pediatric patients who weigh 20kg or more in February 2020.

In the United States, our target customers for the Aquadex System include healthcare systems and academic hospitals specializing in advanced treatment of chronic heart failure and/or critical care patients. With the FDA 510(k) clearance of the Aquadex SmartFlow® system for patients weighing over 20kg, we are also targeting pediatric hospitals. Our largest customer represented 14.4% of our 2024 annual revenue. The loss of this customer would have a material adverse effect on our revenue.

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

The UNLOAD trial enrolled 200 patients and showed that average weight and fluid loss were greater in the ultrafiltration group 48 hours following randomization. 89 No differences were noted in symptoms of dyspnea between the groups. In addition, through 90 days of follow-up, the ultrafiltration group experienced significantly fewer re-hospitalizations and unscheduled medical visits for heart failure, while renal function assessed by serum creatinine level was not significantly different between the groups. 89

The CARRESS trial studied 188 randomized acute decompensated heart failure patients over the course of 96 hours and found no difference in weight loss and an increase in creatinine level relative to the control group treated with intravenous diuretics. The creatinine increase was interpreted as a sign of potential worsening renal function in the ultrafiltration group. We believe that the trial results were impacted by centers unfamiliar with the use of ultrafiltration therapy, that more than one third of the ultrafiltration group received diuretics instead of ultrafiltration, ultrafiltration rates were fixed rather than utilizing adjusted ultrafiltration rates according to patient characteristics whereas diuretic doses were titrated based on urine output, and that the diuretic regimen employed was not representative of standard-of-care.86 In addition, subsequent analyses of the CARRESS study cohort have been published since the original study results. One protocol analysis showed that ultrafiltration had higher net fluid loss and weight reduction compared to intravenous diuretics, and there were no significant differences in long-term outcomes.90 An additional sub-study analysis on urinary biomarkers showed that although further worsening creatinine levels were reported, decongestion and renal function recovery at 60 days were superior in patients with increased tubular injury markers.91 The data suggests that the benefits of decongestion may outweigh modest or transient increases in serum creatinine during ultrafiltration. Thus, we believe that a change in creatinine should not dissuade the use of ultrafiltration.

Disparate results between UNLOAD and CARRESS led to initiation of the AVOID-HF trial, designed to prospectively address the question of patient outcomes when treated with ultrafiltration versus intravenous diuretics for acute decompensated heart failure (HF), was initiated by Baxter International, Inc. (“Baxter”) in 2016.92 Trial design assumptions indicated that 810 patients would need to be randomized to achieve adequate statistical power. However, the study was terminated by Baxter at 224 patients, for business reasons unrelated to patient outcomes or device safety. Despite being underpowered, the results of AVOID-HF indicated distinct trends toward a greater amount of time free of heart failure events within 90 days, favoring the ultrafiltration group over diuretics with 62 days to first event for ultrafiltration patients and 34 days to first event for diuretic patients. In addition, pre-specified secondary endpoints demonstrated significant reductions in heart failure rehospitalizations and days in the hospital and cardiovascular events at 30 days. No significant differences were observed in creatinine level between the groups during treatment and up to 90 days following treatment. In totality, AVOID-HF recapitulated the results of both UNLOAD and CARRESS while providing evidence that had AVOID-HF been followed to completion, it is our belief that the trial would likely have met its primary endpoint of improved outcome in acute decompensated heart failure patients.

89 Costanzo MR, et al. J Am Coll Cardiol. 2007; 49(6):675-683
86 Urban S, et al. Adv Clin Exp Med. 2021;30(7):737-746.
90 Grodin JL, et al. Eur J of Heart Fail. 2018;20(7):1148-1156.
91 Rao VS, et al. Circ Heart Fail. 2019;12 (6):e005552.92 Costanzo MR, et al. JACC: Heart Failure. 2016;4(2):95-105.

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

In 2021 we initiated a product development project designed to enhance the functionality of the hematocrit sensor that is part of the Aquadex console. The Company expects this sensor effort to be completed in 2025.

In 2021, we also initiated a product development project to develop a pediatric continuous renal replacement therapy (CRRT) device. We successfully completed functional system prototypes in 2022 and preliminary engineering testing in 2023. The Company intends to submit an IDE with the FDA in the third quarter of 2026 for this pediatric CRRT device, with commercialization expected in the United States in the second quarter of 2028 following completion of the IDE study.

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

Intellectual Property

We have submitted patent applications to establish an intellectual property portfolio through which we seek to protect our system and technology. In connection with our acquisition of the Aquadex Business, we entered into a patent license agreement with Baxter for patents used in connection with the Aquadex System to make, have made, use, sell, offer for sale and import the Aquadex System in the “field of use.”

The rights granted to us under the patent license agreement will automatically revert to Baxter in the event we cease operation of the Aquadex Business or we file for, have filed against us, or otherwise undertake any bankruptcy, reorganization, insolvency, moratorium, or other similar proceeding. We estimate that the last expiring patent licensed from Baxter has a term to mid-2025.  We estimate that most of our currently issued U.S. patents will expire by 2027.

In addition to the licensed patents, Nuwellis has ten (10) company-owned patents, including two (2) patents issued within the last two years.

A number of Nuwellis issued patents in the United States are directed to the C-Pulse® Heart Assist System (the “C-Pulse System”) for treatment of Class III and ambulatory Class IV heart failure of which the last expiring issued U.S. patent has a term to 2026. Given the strategic refocus away from the C-Pulse System and toward the Aquadex System, we have chosen to limit the maintenance of issued C-Pulse System related patents to those innovations that are of high value.

In addition, we have four pending patent applications in the United States unrelated to our dedicated pediatric device in development.

We also have filed a family of patent applications related to our dedicated pediatric device in development. This has resulted in four (4) issued United States patents, five (5) pending United States patent applications and a pending international patent application filed under the Patent Cooperation Treaty.

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

While the agency responsible for administering the Medicare program, the Centers for Medicare and Medicaid Services, has not issued a formal national coverage determination for ultrafiltration using the Aquadex System, there is established CMS reimbursement in absence of the policy. On January 1, 2022, a new and dedicated Category III Current Procedural Terminology (CPT) code, 0692T, became effective for Therapeutic Ultrafiltration. Healthcare providers can utilize this code when using Aquadex to deliver ultrafiltration to adult and pediatric patients weighing more than 20kg. On January 1, 2025, the CPT code was reassigned to a level II Ambulatory Payment Classification (APC) code that provides substantial daily reimbursement for therapeutic ultrafiltration administered in the outpatient setting. Additionally, a number of private insurers have approved reimbursement for use of the products included in the Aquadex System for specific indications and points of service as well, and patients and providers may seek insurance coverage on a case-by-case basis.

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

The EU Medical Device Regulation 2017/745 (“MDR”) was adopted in April 2017. The MDR replaces the existing Medical Device Directives (MDD 93/42/EEC and AIMDD 90/385/EEC). The new MDR went into effect on May 26, 2021, and the new CE Mark product must comply with new MDR or AIMDD 90/385/EEC after this date. As of May 26, 2021, companies that have devices on the market with CE Mark under MDD 93/42/EEC or AIMDD 90/385/EEC must meet the transitional provisions of the new MDR. Devices lawfully placed on the market under MDD 93/42/EEC or AIMDD 90/385/EEC before May 26, 2021, may continue to be made available on the market until May 27, 2024, provided the CE Mark was issued prior to this date, the manufacturer continues to comply with either one of the directives, and that no significant changes are made in the design and intended purpose of the applicable medical device. Recently EU parliament issued an amendment and approved the new timeline for EU MDR compliance. The new timeline is now December 31, 2028. All medical devices entering the EU after December 31st, 2028, will need to have a new CE Mark under the MDR, even if they have been on the market previously under the MDD/AIMDD. The amendment also removes the date after which devices can no longer be made available (“sell-off” deadline). Legacy devices can therefore continue to be made available on the market and put into service after 26/05/2025. This removal applies unconditionally: devices that will not be brought into compliance with the MDD regulation are also beneficiaries. Manufacturers are required to update their technical documentation and processes to meet the new MDR regulations. Nuwellis received the CE Mark for Aquadex SmartFlow® on January 13, 2020. Nuwellis received the renewal certificate to include the 24-Hour blood circuit on September 3, 2021. Our CE certificate for Aquadex SmartFlow® System is under MDD/93/42 EEC and was valid through May 26, 2024, which allowed us to sell the Aquadex SmartFlow® System into the EU and satisfy the distribution demand. During fiscal 2024 we filed a formal application and signed a contract with our Notified Body, GMED, for Aquadex SmartFlow certification under the new MDR and extended our EC certificate to December 31, 2028.

Any one or more of these factors associated with international operations could increase our costs, reduce our revenues, or disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

Employees

As of December 31, 2024, we had 38 employees all of whom are full-time. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

Except as described above, no other changes have been made to the Form 10-K, and this Report does not otherwise amend, update or change the financial statements or other disclosures in the Form 10-K. This Report speaks as of the filing date of the Form 10-K and does not (i) reflect events, results or developments that occurred or facts that became known after the filing date of the Form 10-K or (ii) modify or update those disclosures affected by subsequent events, results, developments or facts. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Form 10-K, and such statements should be read in conjunction with our filings with the SEC subsequent to the Form 10-K. This Report should be read in conjunction with the Company’s other filings with the SEC subsequent to March 11, 2025.

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

Summary of Risk Factors

Our business is subject to a number of risks. The principal factors and uncertainties include, among others:

•
We have limited history of operations and limited experience in sales and marketing, and we might be unsuccessful in increasing our sales and cannot assure you that we will ever generate substantial revenue or be profitable.

•
We have incurred operating losses since our inception and anticipate that we will continue to incur operating losses in the near-term. To date, we have been funded by equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

•
We will need to raise additional capital to fund our operations beyond May 31, 2025. If additional capital is not available, we will have to delay, reduce or cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through the next twelve months.

•
If we do not comply with certain tax regulations, including VAT, and similar regulations, we may be subject to additional taxes, customs duties, interest, and penalties in material amounts, which could materially harm our financial condition and operating results.

•
We have previously identified a material weakness in connection with our internal control over financial reporting which, if not remediated, could adversely affect our business, reputation and stock price.

•
Our near-term prospects are highly dependent on revenues from a single product, the Aquadex System. We face significant challenges in expanding market acceptance of the Aquadex System, which could adversely affect our potential sales.

•	Nasdaq may delist our common stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions.
•	Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.
•	We depend on a limited number of customers, the loss of which, or failure of which to order our products in a particular period, could cause our revenues to decline.
•
We have limited commercial manufacturing experience and could experience difficulty in producing commercial volumes of the Aquadex System and related components or may need to depend on third parties for manufacturing.

•	We depend upon third-party suppliers, including single source suppliers, making us vulnerable to supply problems and price fluctuations.
•	If we cannot develop adequate distribution, customer service and technical support networks, then we may not be able to market and distribute the Aquadex System effectively and our sales will suffer.
•
We compete against many companies, some of which have longer operating histories, more established products and greater resources than we do, which may prevent us from achieving further market penetration or improving operating results.

•	Significant additional governmental regulation could subject us to unanticipated delays which would adversely affect our sales.
•	Product defects, resulting in lawsuits for product liability, could harm our business, results of operations and financial condition.
•	We may face significant risks associated with international operations, which could have a material adverse effect on our business, financial condition and results of operations.
•
If we are not able to maintain sufficient quality controls, then the approval or clearance of our products by the European Union, the FDA or other relevant authorities could be withdrawn, delayed or denied and our sales will suffer.

•
If we fail to comply with federal and state laws regarding off-label use of our products, we could face substantial civil and criminal penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

•
If we violate any provisions of the Federal Food, Drug, and Cosmetic Act or any other statutes or regulations, then we could be subject to enforcement actions by the FDA or other governmental agencies.

•
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

•	We face significant uncertainty in the industry due to government healthcare reform and changes to healthcare regulations.
•
We are subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.

•	Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
•	If we acquire other businesses, products or technologies, we could incur additional impairment charges and will be subject to risks that could hurt our business.
•	We may not be able to protect our intellectual property rights effectively, which could have an adverse effect on our business, financial condition or results of operations.
•	Intellectual property litigation could be costly and disruptive to us.
•	If we were unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and system could be adversely affected.
•
Our products could infringe patent rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products.

•	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

•
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

•	The trading price of our common stock price has been, and could continue to be, volatile.
•	The rights of holders of our capital stock will be subject to, and could be adversely affected by, the rights of holders of our outstanding preferred stock and stock that may be issued in the future.
•	A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.
•	Our ability to use U.S. net operating loss carryforwards and other tax attributes might be limited.
•	We do not intend to pay cash dividends on our common stock in the foreseeable future.
•	There may be future sales of our securities or other dilution of our equity, which may adversely affect the market price of our common stock.
•
Worldwide economic and market conditions, an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could adversely affect our business, results of operations and liquidity, and stock price.

•	Changes in spending or budgetary priorities may materially adversely affect our business.
•	Changes to U.S. tariff and import/export regulations may have a negative effect on our suppliers and/or service providers and, in turn, could have a material adverse impact on our financial condition.

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

We are an emerging company with a history of incurring net losses. We have incurred net losses since our inception, including net losses of $11.2 million as of December 31, 2024. As of December 31, 2024, our accumulated deficit was $298.8 million.

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

We will need to raise additional capital to fund our operations through the end of fiscal year 2025. If additional capital is not available, we will have to delay, reduce, or cease operations.

We believe that we have sufficient capital to fund our operations through May 31, 2025. We will need to raise additional capital to fund our operations through the end of fiscal year 2025. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate and could adversely affect our ability to raise additional capital. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, the risk that we may not be able to continue as a going concern may make it more difficult to obtain necessary additional funding on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and manufacturers may be harmed, and we may not be able to continue our operations.

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

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2024, concluded that our controls were not effective, due to material weaknesses resulting from insufficient headcount to fully ensure adequate segregation of duties relating to the accounting and financial reporting function and the information technology function. Additionally, the company did not prepare and retain contemporaneous documentation to evidence the implementation and operation of controls, including controls related to the review of balance sheet reconciliations, the preparation and recording of journal entries, the review of period-end financial reporting checklists and controls over user access. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis.

Subject to limitations on liquidity that may prevent or delay additional hirings, the Company is taking steps to remediate these material weaknesses as soon as possible.  We can give no assurance that these measures will remediate the material weakness in internal control, or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to restatements of our financial statements or cause us to fail to meet our reporting obligations. Any such failure could also lead to reputational damage and a decrease in the market price of our stock.

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

Our ten largest customers represented 49.4% and 50.4% of our revenues in the twelve months ended December 31, 2024, and 2023, respectively, with our largest customer representing 14.4% and 13.9%, respectively, of our revenues during such periods. Customer ordering patterns may vary significantly from quarter.

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

We will rely on third-party suppliers, including single-source suppliers, to provide us with certain components of the Aquadex System. We have no long-term contracts with the majority of our third-party suppliers that guarantee volume or the continuation of payment terms. We depend on our suppliers to provide us with materials in a timely manner that meet our quality, quantity and cost requirements. The forecasts of demand we use to determine order quantities and lead times for components purchased from outside suppliers may be incorrect. If we do not increase our sales volumes, which drive our demand for our suppliers’ products, we may not procure volumes sufficient to receive favorable pricing, which could impact our gross margins if we are unable to pass along price differences to our customers. Recent global economic cost inflation trends could unfavorably impact pricing from our suppliers, which could impact our gross margins if we are unable to pass along price differences to our customers. Our failure to obtain required components or subassemblies when needed and at a reasonable cost would adversely affect our business. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. Any difficulties in locating and hiring third-party suppliers, or in the ability of third-party suppliers to supply quantities of our products at the times and in the quantities, we need, could have a material adverse effect on our business.

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

Health care laws in the United States and other countries are subject to ongoing changes, including changes to the amount of reimbursement for hospital services. Additional laws and regulations, or changes to existing laws and regulations that are applicable to our business may be enacted or promulgated, and the interpretation, application or enforcement of the existing laws and regulations may change. In that regard, the Trump administration’s legislative and regulatory agendas, as they relate to the healthcare and medical device industries, remain uncertain.  We cannot predict the nature of any future laws, regulations, interpretations, applications or enforcements or the specific effects any of these might have on our business. However, in the United States and international markets, we expect that both government and third-party payers will continue to attempt to contain or reduce the costs of health care by challenging the prices charged, or deny coverage, for health care products and services. Any future laws, regulations, interpretations, applications or enforcement could delay or prevent regulatory approval or clearance of our Aquadex System and our ability to market our Aquadex System. Moreover, changes that result in our failure to comply with the requirements of applicable laws and regulations could result in the types of enforcement actions by the FDA and/or other agencies as described above, all of which could impair our ability to have manufactured and to sell the affected products.

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

On December 11, 2024, we sent a notice to affected customers that we were voluntarily recalling specific lots of the AquaFlexFlow UF 500 Plus extracorporeal blood circuit which is used with the Aquadex Smartflow® or Aquadex FlexFlow® System.  The lots were recalled due to failures of the blood circuit associated with too many mismatch alarms.  The blood circuits may indicate “Ultrafiltrate Weight Mismatch” or “Excessive Weight Mismatch” alarms while in use.  If not addressed, this failure could result in excess fluid removal from a patient leading to Acute Volume Depletion.  We were made aware of five reported incidences of blood circuit product failures, with three leading to patient dehydration and requiring administration of fluids. The recall was conducted with the knowledge of the U.S. Food and Drug Administration which has characterized the Class of the recall as Class 1.

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

We are in the process of entering into MDR certification contract with our Notify Body which will allow Nuwellis to market Aquadex SmartFlow® through December 31, 2028. Nuwellis intends to complete MDR certification and CE Mark under MDR prior to the extension deadline of December 31, 2028.

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

We face significant uncertainty in the industry due to government healthcare reform and changes to healthcare regulations.

Since its implementation beginning in 2010, the Affordable Care Act has significantly changed, and continues to change, how health care services are covered, delivered and financed in the United States.  The Affordable Care Act is extremely complex, and, as a result, additional legislation is likely to be considered and enacted over time. The impact of the Affordable Care Act on the health care industry is extensive and includes, among other things, the federal government assuming a larger role in the health care system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits.  The future of the Affordable Care Act and its implementation, however, is uncertain as the Affordable Care Act has continuously been the subject of legal and political challenges and national debate, which itself constitutes a risk.  To date, the Affordable Care Act has survived three major Supreme Court challenges and no bills wholly repealing the Affordable Care Act have passed both chambers of Congress.  Whether or not the Affordable Care Act remains in effect, it is expected that federal and state governments will continue to consider various reform proposals in the health care industry.

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

As a result of a potential acquisition, we may be required to capitalize a significant amount of intangibles, including goodwill. We would be required to review our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. In addition, we would be required to evaluate goodwill for impairment annually, or to the extent events or conditions indicate a risk of possible impairment during the interim periods prior to its annual impairment test. In the year ended December 31, 2017, we recognized impairment charges of $4.0 million related to goodwill and intangibles assets from our acquisition of the Aquadex Business. If we were required to recognize impairment charges related to future acquisitions, those charges could decrease our future earnings or increase our future losses.

Risks Related to Our Intellectual Property

We may not be able to protect our intellectual property rights effectively, which could have an adverse effect on our business, financial condition or results of operations

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our Aquadex System and related components. On August 5, 2016, upon closing of our acquisition of the Aquadex Business, we entered into a patent license agreement with Baxter pursuant to which we obtained, for no additional consideration, a world-wide license which at the time, included 49 exclusively licensed and 9 non-exclusively licensed patents used in connection with the Aquadex System to make, have made, use, sell, offer for sale and import, the Aquadex System in the “field of use” as defined in the license. The license is exclusive, with respect to some patents, and non-exclusive, with respect to other patents. Under the patent license agreement, Baxter has agreed to use commercially reasonable efforts to continue maintenance of seven “required maintenance patents,” and we have agreed to reimburse Baxter for all fees, costs, and expenses (internal or external) incurred by Baxter in connection with such continued maintenance. The rights granted to us under the patent license agreement will automatically revert to Baxter in the event we cease operation of the Aquadex Business or we file for, or have filed against us, or otherwise undertake any bankruptcy, reorganization, insolvency, moratorium, or other similar proceeding.  We estimate that the patents licensed from Baxter will expire by mid-2025.

We have four (4) pending patent applications unrelated to our dedicated pediatric device in development. We have filed five (5) patent applications related to our dedicated pediatric device in development. These resulted in four (4) issued patents, 1 abandoned application, and five (5) pending patent applications. The first issued patent involves a mechanical design for the therapy bags to allow easy load/unload by the user. The second issued patent involves transport mode operation on battery power, enabling patient mobility. Other pending patent applications involve an extracorporeal blood filtration machine that includes flexible source line connection, open vs. closed loop fluid collection controls, a self-emptying bag, improved density measurement techniques, algorithm to ensure reliable auto clamp safety engagement, a blood leak detector that can detect hemolyzed blood, and mechanical cartridge design to ease manufacturing assembly and user setup.

In addition, given the strategic refocus away from the C-Pulse System and towards the Aquadex System, we have chosen to limit the maintenance of issued C-Pulse System patents.

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

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy. Although we take measures to protect sensitive information from cyberattacks and other unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of personal information and regulatory penalties. To the extent that we may engage in activities regulated by the Health Insurance Portability and Accountability Act and the Health Information Technology for Clinical and Economic Health Act we may have additional regulatory and reporting obligations. We are also subject to the General Data Protection Regulation (EU) 2016/679 due to our business in the EU.  Although we believe we have implemented security measures, there is no guarantee we can protect our systems and data from unauthorized access, loss or dissemination that could also disrupt our operations, including our ability to conduct our analyses, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business, and damage our reputation, any of which could adversely affect our business.

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

On July 18, 2024, the Company received a letter from the Staff informing the Company that it had regained compliance with the Minimum Bid Price Requirement, but that because it was still non-compliant with the Stockholder’s Equity Requirement the hearing would continue as scheduled as to the matter of the Stockholder’s Equity Requirement On July 23, 2024, the Company addressed the Panel and presented its plan of compliance for the Stockholder’s Equity Requirement to the Panel and on August 8, 2024, the Company was notified by Nasdaq that the Panel had granted the Company’s request for continued listing, subject to, among other things, the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, evidencing compliance with the Stockholder’s Equity Requirement. On November 12, 2024, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 evidencing compliance with the Stockholder’s Equity Requirement. On December 17, 2024 we received a letter from the Staff indicating that the Company regained compliance with the Stockholder’s Equity Requirement, as required by the Panel. The letter also indicated that pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter. If, within that one-year monitoring period, the Staff finds the Company out of compliance with the Stockholder’s Equity Requirement, the Company will not be permitted to provide the Staff with a plan of compliance with respect to the deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period; instead, the Staff will issue a delisting letter and the Company will have the opportunity to request a new hearing, where the Company’s securities may be at that time subject to delisting.

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

As of December 31, 2024, we have warrants to purchase 5,303,254 shares of common stock outstanding, with exercise prices ranging from $1.72 to $148,000 with a weighted-average exercise price of $5.65.

As of December 31, 2024, there were 127 shares of Series F Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series F Convertible Preferred Stock”) outstanding, convertible into 68,961 shares of common stock. The certificate of designation for our Series F Convertible Preferred Stock contains an anti-dilution provision, which provision requires the lowering of the applicable conversion price, as then in effect, to the purchase price per share of common stock or common stock equivalents issued in the future. If the effective price per share on a common-stock equivalent basis in a future equity offering is lower than the then-current conversion price of the Series F Convertible Preferred Stock, then such conversion price shall be reduced to such lower price and additional shares of common stock will be issuable upon the conversion of the of the Series F Convertible Preferred Stock. To the extent the outstanding shares of Series F Convertible Preferred Stock become exercisable for additional shares of common stock, holders of our common stock will experience further dilution.

As of December 31, 2024, there were 102 shares of Series J Convertible Preferred Stock (as defined below) outstanding, convertible into 72 shares of common stock and 23,762 Series J Convertible Preferred Stock issuable upon the exercise of 1,920 warrants issued in the October 2023 Offering (as defined below).

If any security holder determines to sell a substantial number of shares into the market at any given time, there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our common stock. Moreover, continuous sales into the market of a number of shares in excess of the typical trading volume for our common stock could depress the trading market for our common stock over an extended period of time. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2024, we have outstanding warrants to purchase an aggregate of approximately 5,303,254 shares of our common stock, and options to purchase an aggregate of approximately 3,873 shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

Our board of directors has previously approved, pursuant to this authority, the issuance of preferred stock, and we have 127 shares of Series F Convertible Preferred Stock outstanding and 102 shares of Series J Convertible Preferred Stock outstanding as of December 31, 2024. Upon liquidation, dissolution or winding-up of the Company, holders of our Series F Convertible Preferred Stock and Series J Convertible Preferred Stock have the right to receive, out of the assets, whether capital or surplus, of the Company an amount equal to the par value, plus any accrued and unpaid dividends thereon, for each share of such preferred stock held by such holder before any distribution or payment shall be made to the holders of our common stock, and, following such payment, such holders are entitled to receive the same amount that a holder of common stock would receive if such preferred stock was fully converted, pari passu with all the holders of common stock.

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

On June 27, 2024, we effected a 1-for-35 reverse split of our outstanding common stock. This reverse stock split did not change the par value of our common stock or the number of common or preferred shares authorized by our Fourth Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”). Because the number of authorized shares of our common stock was not reduced proportionately, the reverse stock split increased our board of directors’ ability to issue authorized and unissued shares without further stockholder action. As of December 31, 2024 our Certificate of Incorporation provides for 100,000,000 shares of authorized common stock and 40,000,000 shares of authorized preferred stock, 30,000 of which are designated Series A Junior Participating Preferred Stock, 18,000 of which are designated Series F Convertible Preferred Stock, 600,000 of which are designated Series J Convertible Redeemable Preferred Stock and we have 4,373,968 shares of common stock outstanding, 5,398,003 shares reserved for issuance upon the conversion, exercise or vesting of outstanding preferred stock, warrants and options, 23,762 Series J Convertible Preferred Stock issuable upon the exercise of 1,920 warrants issued in the October 2023 Offering, and 42,175 shares of common stock reserved for future grant under the Company’s equity incentive plans.

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

Historically, the market price of our common stock has fluctuated over a wide range. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile, and it would be harder for a stockholder to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

As of December 31, 2024, we had U.S. net operating loss (“NOL”) carryforwards of approximately $220.2 million for U.S. federal income tax purposes. Approximately $119.2 million of NOL carryforwards will expire from 2025 through 2038. Pursuant to the Tax Cuts and Jobs Act of 2017, the NOL carryforwards generated in 2019 through 2024 totaling approximately $101.0 million do not expire. The expiration of state NOL carryforwards will vary by jurisdiction. In addition, future utilization of NOL carryforwards in the U.S. may be subject to certain limitations under Section 382 of the Internal Revenue Code. The company does not have any foreign tax loss carryovers.

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

Worldwide economic and market conditions, an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could adversely affect our business, results of operations and liquidity, and stock price.

As widely reported, in recent years, global credit and financial markets have experienced volatility and disruptions, including declines in consumer confidence, concerns about declines in economic growth and unemployment, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about geopolitical events and other challenges affecting the global economy, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the Ukraine-Russia and Israel-Hamas conflicts, the continuing effects of the COVID-19 pandemic and supply chain disruptions. These factors could lead to further disruption, instability, and volatility in global markets, continue to increase inflation, disrupt supply chains, adversely affect consumer confidence and disposable income levels and have other impacts on our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.  These factors could have a negative impact on our potential sales and operating results.

Changes in spending or budgetary priorities may materially adversely affect our business.

Our business is dependent upon the FDA and the FDA’s ability to timely respond to our drug development activities. On January 20, 2025, President Trump signed an executive order creating an advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect staffing levels and the funding for the FDA. Disruptions in how the FDA operates due to these policies may materially adversely affect our business.

Changes to U.S. tariff and import/export regulations may have a negative effect on our suppliers and/or service providers and, in turn, could have a material adverse impact on our financial condition.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly impact the cost of Aquadex System, and other parts and supplies sourced internationally or impact the cost of service providers located outside of the United States, which in turn would negatively impact us.

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
We have a cross-departmental approach to addressing cybersecurity risk, including input from employees from our information technology department, and our board of directors. The board of directors, Audit Committee, and senior and management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management protocols are comprised of software programs including antivirus protection, end-point threat detection, remote access, multifactor authentication. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an employee handbook as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to incident response, confidential information and the use of internet, social media, email and wireless.

Our Director of Operations is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the board of directors. Nuwellis leverages 3rd party IT service provider and specifically their cybersecurity team’s expertise.

All employees are required to complete cybersecurity training as part of on-boarding process and on-going training both online and in-person. IT department assigns position specific security level encryption to manage information security.

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

The Audit Committee and the full board of directors periodically participate in discussions with management and amongst themselves regarding cybersecurity risks. As of 2024 the Audit Committee performs an annual review of the Company’s cybersecurity program, which includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. The Audit Committee’s annual review also includes review of recent enhancements to the Company’s defenses and management’s progress on its cybersecurity strategic roadmap.

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

Stockholders of Record. As of March 7, 2025, we had 4,373,968 shares of common stock issued and outstanding, and 1 holder of record of our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities.  Except as previously disclosed on our (i) Current Report on Form 8-K dated July 25, 2024, respecting the issuance of warrants to certain purchasers to purchase up to an aggregate of 938,680 shares of common stock of the Company at an exercise price of $3.99 per share, (ii) Current Report on Form 8-K dated August 26, 2024, respecting the issuance of warrants to certain purchasers to purchase up to an aggregate of 483,351 shares of common stock of the Company at an exercise price of $1.72 per share and warrants to Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to purchase an aggregate of 14,501 shares of common stock of the Company, and (iii) Current Report on Form 8-K dated November 7, 2024, respecting the issuance of warrants to certain investors to purchase up to an aggregate of 3,665,034 shares of common stock of the Company at an exercise price of $1.94 share and warrants to Ladenburg to purchase an aggregate of 54,976 shares of common stock of the Company at an exercise price of 3.465 per share, there have been no sales of unregistered securities during the year ended December 31, 2024.

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

Overview

We are a commercial-stage medical technology company dedicated to transforming the lives of patients suffering from fluid overload through science, collaboration, and innovative technology. The company is focused on developing, manufacturing, and commercializing medical devices used in ultrafiltration therapy, including the Aquadex System. The Aquadex SmartFlow system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20kg or more whose fluid overload is unresponsive to medical management, including diuretics.

Recent Developments

Executive Transition

On February 23, 2025, Nestor Jaramillo, Jr., the President and Chief Executive Officer of the Company, retired from the Company and John Erb was appointed as the Company’s interim President and Chief Executive Officer. In connection with the appointment of John Erb as interim President and Chief Executive Officer of the Company, the Company and Mr. Erb entered into an employment letter agreement concerning Mr. Erb’s services which provides that Mr. Erb will receive an annual salary of $300,000.

Nasdaq Notice

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

On July 23, 2024, the Company addressed the Panel and presented its plan of compliance for the Stockholder’s Equity Requirement to the Panel and on August 8, 2024, the Company was notified by Nasdaq that the Panel had granted the Company’s request for continued listing, subject to, among other things, the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, evidencing compliance with the Stockholder’s Equity Requirement. On November 12, 2024, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 evidencing compliance with the Stockholder’s Equity Requirement. On December 17, 2024 we received a letter from the Staff indicating that the Company regained compliance with the Stockholder’s Equity Requirement, as required by the Panel. The letter also indicated that pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter. If, within that one-year monitoring period, the Staff finds the Company out of compliance with the Stockholder’s Equity Requirement, the Company will not be permitted to provide the Staff with a plan of compliance with respect to the deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period; instead, the Staff will issue a delisting letter and the Company will have the opportunity to request a new hearing, where the Company’s securities may be at that time subject to delisting.

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

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to valuation of equity instruments, potential impairment of long-lived assets and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, valuations, or various assumptions that are believed to be reasonable under the circumstances.

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

Loss per Share
Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. For the year ended December 31, 2024, a net gain of $541,000 was included as a deemed dividend from the Series J Convertible Preferred Stock. The net loss allocable to common stockholders for the year ended December 31, 2023, includes a deemed dividend from the Series J Convertible Preferred Stock of $2.3 million and a payment in kind dividend from the Series J Convertible Preferred Stock of $0.1 million. (See Note 4 – Stockholders’ Equity to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was therefore bypassed, and the Company proceeded to measure fair value of the asset group. The Company has contracted with an independent fixed asset appraiser to determine the fair value of the asset groups using a combination of the indirect cost method and income method to value the long-lived assets.  There have been no impairment losses recognized for the years ended December 31, 2024 and December 31, 2023.

Going Concern
Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2024 and 2023, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of December 31, 2024, we had an accumulated deficit of $298.8 million and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

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

During 2021 and through December 31, 2024, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $49.9 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. See Note 4 –Stockholders’ Equity, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the issuance of equity securities or other financing transactions.  Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern.  No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance requires expanded interim and annual disclosures of segment information including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The guidance is effective for the Company's fiscal 2024 Form 10-K and interim periods thereafter. (see Note 11 — Segment Reporting).

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

Information regarding new accounting pronouncements, when applicable, is included in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K.  There are no new accounting pronouncements adopted that we believe will have a material impact on the consolidated financial statements of the Company.

FINANCIAL OVERVIEW

We are a medical technology company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and product development, and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing efforts, as well as continued development of clinical evidence and new product development efforts. As of December 31, 2024, we had an accumulated deficit of $298.8 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings, and debt. Although we believe that we will be able to successfully fund our operations in the future, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Net Sales
(in thousands)

Year Ended December 31, 2024	Year Ended December 31, 2023	Increase (Decrease)	% Change
$8,740	$8,864	$(124)	(1.4)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. Sales during the twelve months ended December 31, 2024 are 1.4% below sales from the prior year, which is attributable to a decrease in console sales and International sales partially offset by a 7% increase in circuit sales and a one-time increase in SeaStar Medical Quelimmune sales.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Increase (Decrease)	% Change
Cost of goods sold	$3,064	$3,881	$(817)	(21.1)%
Selling, general and administrative	$13,455	$17,191	$(3,736)	(21.7)%
Research and development	$3,209	$5,422	$(2,213)	(40.8)%

Cost of Goods Sold
The decrease in costs of goods sold, for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to higher manufacturing volumes of circuits in the current year and lower fixed overhead manufacturing expenses. In December 2024, the Company had a voluntary recall of specific lots of blood circuit units from identified accounts. Accordingly, the current year period includes a non-recurring expense of approximately $150,000.

Selling, General and Administrative
The decrease in selling, general and administrative expense was primarily realized through efficiency initiatives enacted in the second half of 2023 and in early 2024.

Research and Development
The decrease in R&D expense versus the prior year was primarily driven by reduced consulting fees and compensation-related expenses.

Income Tax Expense

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Increase (Decrease)	% Change
Income tax expense	$5	$8	$(3)	(37.5)%

We have not recognized any income tax benefit in our statement of operations related to our U.S. operating losses, as all tax benefits are fully reserved. We generate minimal amounts of income tax expense in connection with activities incurred by our Irish subsidiary.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through cash on hand and a series of equity and debt issuances. On June 26, 2024, we effected a 1-for-35 reverse split of our outstanding common stock. This reverse stock split did not change the par value of our common stock or the number of common or preferred shares authorized by our Certificate of Incorporation. Because the number of authorized shares of our common stock was not reduced proportionately, the reverse stock split increased our board of directors’ ability to issue authorized and unissued shares without further stockholder action. As of March 7, 2025 our Certification of Incorporation provides  for 100,000,000 shares of authorized common stock and 40,000,000 shares of authorized preferred stock, 30,000 of which are designated Series A Junior Participating Preferred Stock, 18,000 of which are designated Series F Convertible Preferred Stock, and 600,000 of which are designated Series J Convertible Preferred Stock, and we have 4,373,968 shares of common stock outstanding, 5,398,003 shares reserved for issuance upon the conversion, exercise or vesting of outstanding preferred stock, warrants and options, and 42,175 shares of common stock reserved for future grant under the Company’s equity incentive plans.  All common stock share amounts reflected herein have been adjusted to give effect to the June 2024 reverse stock split.

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

On October 12, 2023, Nuwellis, Inc. entered into a placement agency agreement with Lake Street Capital Markets, LLC and Maxim Group LLC, pursuant to which the Company issued and sold, in a best efforts registered public offering by the Company (the “October 2023 Offering”), 150,000 units (each, a “Unit”), with each Unit consisting of (A) one share of the Company’s Series J Convertible Redeemable Preferred Stock (“Series J Preferred Stock”), par value $0.0001 per share, and (B) one warrant to purchase one-half of one (0.50) share of Series J Preferred Stock, at a price to the public of $15.00 per Unit, less placement agent fees and commissions (the “October 2023 Warrants”). The public offering price of $15.00 per Unit reflects the issuance of the Series J Preferred Stock with an original issue discount of 40%. The Company also registered an additional 362,933 shares of Series J Convertible Preferred Stock that will be issued, if and when the Company’s Board of Directors declares such dividends, as paid in-kind dividends (the “PIK Dividend Shares”) and the shares of the Company’s common stock issuable upon conversion of the Series J Preferred Stock issued as PIK dividends (the “PIK Conversion Shares”).

The Units, the shares of Series J Preferred Stock, the October 2023 Warrants, the PIK Dividend Shares, the PIK Conversion Shares as well as the shares of Series J Convertible Preferred Stock issuable upon exercise of the October 2023 Warrants and the shares of the Company’s common stock, par value $0.0001 per share, issuable upon conversion of the Series J Convertible Preferred Stock, were offered and sold by the Company pursuant to an effective registration statement on Form S-1. The closing of the Offering contemplated by the placement agency agreement occurred on October 17, 2023.

On October 17, 2023, the Company also entered into a warrant agency agreement with the Company’s transfer agent, Equiniti Trust Company, LLC, who acts as warrant agent for the Company, setting forth the terms and conditions of the October 2023 Warrants.

Each October 2023 Warrant has an exercise price of $262.50 per one-half of one (0.5) share of Series J Convertible Preferred Stock, was immediately exercisable and will expire three (3) years from the date of issuance.

There is no established trading market for the Series J Convertible Preferred Stock or the October 2023 Warrants and we do not expect a market to develop. In addition, we do not intend to list the Series J Preferred Stock or the October 2023 Warrants on The Nasdaq Capital Market or any other national securities exchange or any other nationally recognized trading system.

The gross proceeds to the Company from the October  2023 Offering were $2.25 million.  Net proceeds were approximately $1.5 million after deducting placement agent fees and commissions and offering expenses payable by the Company. The Company used the net proceeds from the October 2023 Offering for working capital and for general corporate purposes.

The Series J Preferred Stock is classified as mezzanine equity and accreted to reflect its redemption value as of each reporting date. The accretion will be reflected as a deemed dividend adjustment to arrive at net loss attributed to common stockholders for earnings per share calculations.

The October 2023 Warrants are recorded as a liability and re-measured at fair value as of each reporting date with fair value changes being recorded as non-operating income or expense.  The October 2023 Warrants were valued on day 1 and exceeded the gross proceeds of the offering. This resulted in a day 1 financing expense of $2.7 million.

On April 30, 2024, the Company closed on a best efforts public offering (the “April 2024 Offering”) of 240,571 shares of its common stock, 80,854 shares of its common stock for pre-funded warrants and warrants to purchase up to an aggregate of 3,214,288 shares of its common stock at a combined public offering price $8.40 per share.  All pre-funded warrants were exercised on the date of the offering.  Each share of common stock (or prefunded warrant in lieu thereof) was sold together with one warrant to purchase one and a half shares of common stock. The warrants had an exercise price of $2.10 per share, were exercisable immediately upon issuance, and will expire five years following the date of issuance. Each whole common warrant entitles the holder thereof to purchase one share of common stock.

The common warrants contained a reset of the exercise price, effective upon the Warrant Stockholder Approval, to a price equal to the lesser of (i) the then exercise price, (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split in the future and (iii) if we effect a reverse stock split prior to obtaining approval of the Company’s stockholders (the “Warrant Stockholder Approval”), the lowest volume weighted average price for the five trading days immediately following the date we obtain the Warrant Stockholder Approval. The Company secured the Warrant Stockholder Approval on June 6, 2024.  Subsequent to June 30, 2024, the number of shares underlying the common warrants were adjusted to 2,498,331 shares and the exercise price was adjusted to $2.49 per share. In addition, the common warrants provided for full ratchet anti-dilution adjustment to the exercise price and number of shares underlying the common warrants upon our issuance of our common stock or common stock equivalents at a price per share that is less than the exercise price of the common warrants, subject to certain exemptions. In no event would the exercise price of the common warrants with respect to either adjustment be reduced below a floor price of $2.10.

The gross proceeds to the Company from the April 2024 Offering, before deducting the placement agent fees and other offering expenses were approximately $2.7 million.

The warrants offered in this financing were originally classified as a liability on the balance sheet.  An independent valuation of the warrants was performed and reviewed with management, and the valuation at issuance was $7.8 million. The warrants had down-round protection and the price was reset from the June 2024 reverse stock split, which was effective July 8, 2024, and from the July 2024 and the August 2024 offerings.  At the August 2024 offering, the exercise price of these warrants was adjusted to $2.10, which represented the floor price on these warrants.  As the price floor was hit, there was no further down-round protection.  The warrants were re-evaluated and classified as equity as of September 30, 2024.  During the year, there were 2,737,816 warrants exercised at a weighted average exercise price of $2.23.  The warrants are fair valued on the date of exercise and the adjustment to fair value is recorded to Additional Paid in Capital.  There were 2,737,816 warrants converted to equity resulting in $5.6 million of net proceeds to Additional Paid in Capital.

On July 25, 2024, the Company closed on an offering whereby it entered into a definitive securities purchase agreement with certain institutional investors for the purchase and sale of 469,340 shares of the Company's common stock at a price of $4.24 per share of common stock in a registered direct offering priced at-the-market under Nasdaq rules (the “July 2024 Offering”).

In addition, in a concurrent private placement, the Company issued the investors warrants to purchase up to 938,680 shares of common stock. The warrants have an exercise price of $3.99 per share, will be exercisable immediately following the date of issuance and have a term of five years from the date of issuance.  The warrants issued in this offering were concluded to be equity classified.

Roth Capital Partners, LLC acted as the placement agent in the July 2024 Offering.

The gross proceeds to the Company from the registered direct offering and the concurrent private placement were approximately $2.0 million.  After deducting placement agent fees and other offering expenses payable by the Company, net proceeds were approximately $1.5 million. The Company used the net proceeds from the offering for working capital and for general corporate purposes.

On August 23, 2024, the Company entered into a placement agency agreement with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) and a securities purchase agreement with certain purchasers pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 483,351 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $1.8450 per Share and accompanying common warrant (the “August 2024 Offering”).

The shares offered in the August 2024 Offering were sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-280647), including a base prospectus contained therein, which was originally filed with the SEC on July 1, 2024, and was declared effective by the SEC on July 9, 2024, and a related prospectus supplement, dated August 23, 2024, related to the August 2024 Offering.

In a concurrent private placement the Company also agreed to sell and issue to the Purchasers, warrants to purchase up to 483,351 shares of the Company’s common stock  The common warrants have an exercise price of $1.72 per share, were immediately exercisable and expire on the fifth anniversary on the effective date of the registration statement to be filed for the purpose of registering the shares of the Company’s common stock underlying the common warrants.  The warrants issued in this offering were concluded to be equity classified.

The gross proceeds from the August 2024 Offering, before deducting the Placement Agent’s fees and expenses and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the common warrants or August Placement Agent Warrants (as defined below), was approximately $631,000. The August 2024 Offering closed on August 26, 2024. The Company also issued to the Placement Agent, or its designees, warrants to purchase up to 14,501 shares of the Company’s common stock as part of the compensation payable to the Placement Agent in connection with this offering (the “August Placement Agent Warrants”). The August Placement Agent Warrants were not registered pursuant to the prospectus supplement and the accompanying prospectus. The August Placement Agent Warrants have substantially the same terms as the common warrants described above, except that the August Placement Agent Warrants have an exercise price of $3.04425 per share and will expire August 23, 2029.

On November 5, 2024, the Company announced the entry into definitive agreements for the immediate exercise of certain outstanding warrants issued by the Company in the April 2024 Offering to purchase up to an aggregate of 1,832,517 shares of the Company’s common stock at their current exercise price of $2.10 per share for total gross proceeds of approximately $3.8 million, prior to deducting inducement agent fees and estimated offering expenses. In consideration for the immediate exercise of the April 2024 Offering warrants, the Company issued Series I common stock purchase warrants (the “Series I Warrants”) and Series II common stock purchase warrants (the “Series II Warrants”) to purchase up to an aggregate of 3,665,034 shares of common stock. The Series I Warrants have an exercise price of $1.94, are exercisable six (6) months from the date of issuance, and have a term of five (5) years from the date of exercisability. The Series II Warrants have an exercise price of $1.94, are exercisable six (6) months from the date of issuance, and have a term of two (2) years from the date of exercisability. The Series I Warrants and Series II Warrants are fixed priced and do not contain any variable pricing features. The Company also issued to the Placement Agent, or its designees, warrants to purchase up to 54,976 shares of the Company’s Common Stock as part of the compensation payable to the Placement Agent in connection with the warrant inducement. The Series I Warrants and Series II Warrants described above were offered in a private placement pursuant to an applicable exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”), and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (the “SEC”) or an applicable exemption from such registration requirements. The securities were offered only to accredited investors. The Company filed a registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the Series I Warrants, Series II Warrants, and the warrants issued to the Placement Agent in the August 2024 offering and November 2024 warrant inducement.

As of December 31, 2024 and 2023, cash, cash equivalents, and marketable securities were $5.1 million and $3.8 million, respectively. Our business strategy and ability to fund our operations in the future depends in part on our ability to grow the Aquadex Business by expanding our salesforce, selling our products to hospitals and other healthcare facilities, and controlling costs. We will need to seek additional financing in the future, which, to date, has been through offerings of our equity.  We believe that we have sufficient capital to fund our operations through May 31, 2025.

Cash Flows from Operating Activities

Net cash used in operating activities was $9.6 million and $17.9 million in 2024 and 2023, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by stock-based compensation, depreciation and amortization, and the effects of changes in operating assets and liabilities, including working capital, as well as the net impact of non-cash financing expense and change in the fair value of the warrant liability and warrant financing expense.

Cash Flows from Investing Activities

Net cash used in investing activities was $60,000 in 2024. Net cash provided by investing activities was $0.3 million in 2023. The cash used in investing activities in 2024 was for the purchase of property and equipment. The cash provided by investing activities in 2023 represented the proceeds from the sale of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $11.0 million and $3.7 million in 2024 and 2023, respectively. The cash provided by financing activities in the current year period was the result of proceeds received from the April 2024, July 2024, and August 2024 financings and from the exercise of warrants from the October 2023, April 2024, and August 2024 financings. The cash provided from financing activities in the prior year was the result of proceeds received from the Company’s underwritten public offerings of equity securities and the Company’s participation in an “At-the-Market Program” resulting in additional proceeds.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2024, which represent material expected or contractually committed future obligations:

(in thousands)	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating Lease	$264	$318	$-	$-	$582
Financing Leases	-	-	-	-	-
Total	$264	$318	$-	$-	$582

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

Capital Resource Requirements

As of December 31, 2024, we did not have any material commitments for capital expenditures.

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

Report of Independent Registered Public Accounting Firm (PCAOB ID 23)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nuwellis, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuwellis, Inc. and Subsidiary (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EVALUATION OF WARRANT LIABILITY

Critical Audit Matter Description

As described in Notes 4 and 6 to the consolidated financial statements, the Company has issued or has outstanding, certain common stock and convertible preferred stock warrants which were classified as liabilities as of or during the year ended December 31, 2024. Management determined the proper initial and subsequent classification of the warrants by reviewing the terms and conditions of the issued warrants and applying the applicable accounting guidance, including Accounting Standards Codification (ASC) 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging. The Company determined the fair value of convertible preferred stock warrants on the date of issuance, the date of each exercise, and each subsequent measurement date including December 31, 2024, using a Monte Carlo simulation model.  The Company determined the fair value of the common stock warrants upon issuance and on each subsequent measurement date using a Monte Carlo simulation model.

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

We have served as the Company’s auditor since 2017.

/s/ Baker Tilly US, LLP

Minneapolis, Minnesota
March 11, 2025

NUWELLIS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$5,095	$3,800
Accounts receivable	1,727	1,951
Inventories, net	1,718	1,997
Other current assets	315	461
Total current assets	8,855	8,209
Property, plant and equipment, net	478	728
Operating lease right-of-use asset	510	713
Other assets	21	120
TOTAL ASSETS	$9,864	$9,770

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,640	$2,380
Accrued compensation	640	525
Current portion of operating lease liability	238	216
Other current liabilities	41	51
Total current liabilities	2,559	3,172
Common stock warrant liability	468	2,843
Operating lease liability	307	544
Total liabilities	3,334	6,559
Commitments and contingencies

Mezzanine Equity
Series J Convertible Preferred Stock as of December 31, 2024 and December 31, 2023, par value $0.0001 per share; authorized 600,000 shares, issued and outstanding 102 and 11,950, respectively	2	221

Stockholders’ equity
Series A junior participating preferred stock as of December 31, 2024 and December 31, 2023, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of December 31, 2024 and December 31, 2023, par value $0.0001 per share; authorized 18,000 shares, issued and outstanding 127 shares	—	—
Preferred stock as of December 31, 2024 and December 31, 2023, par value $0.0001 per share; authorized 39,352,000 shares, none outstanding	—	—
Common stock as of December 31, 2024 and December 31, 2023, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 4,373,968 and 161,925, respectively	—	—
Additional paid‑in capital	305,366	290,647
Accumulated other comprehensive income:
Foreign currency translation adjustment	(47)	(31)
Accumulated deficit	(298,791)	(287,626)
Total stockholders’ equity	6,528	2,990
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$9,864	$9,770

See notes to the consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Net sales	$8,740	$8,864
Cost of goods sold	3,064	3,881
Gross profit	5,676	4,983
Operating expenses:
Selling, general and administrative	13,455	17,191
Research and development	3,209	5,422
Total operating expenses	16,664	22,613
Loss from operations	(10,988)	(17,630)
Other income (expense), net
Other income (expense)	(80)	154
Gain on settlement	900	—
Financing expense	(5,607)	(3,483)
Change in fair value of warrant liability	4,615	758
Loss before income taxes	(11,160)	(20,201)
Income tax expense	(5)	(8)
Net loss	(11,165)	(20,209)
Deemed dividend attributable to Series J Convertible Preferred Stock	541	(2,297)
Dividend on Series J Convertible Preferred Stock	—	(121)
Net loss attributable to common stockholders	$(10,624)	$(22,627)

Basic and diluted loss per share	$(8.41)	$(360.06)

Weighted average shares outstanding – basic and diluted	1,327,252	56,126

Other comprehensive loss:
Net loss	$(11,165)	$(20,209)
Unrealized (loss) gain on marketable securities	—	(56)
Unrealized foreign currency translation adjustment	(16)	(13)
Total comprehensive loss	$(11,181)	$(20,278)

See notes to the consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2022	15,326	$—	$279,736	$38	$(267,417)	$12,357
Net loss	—	—	—	—	(20,209)	(20,209)
Unrealized foreign currency translation adjustment	—	—	—	(13)	—	(13)
Unrealized gain on marketable securities	—	—	—	(56)	—	(56)
Stock-based compensation	—	—	670	—	—	670
Issuance costs related to 2022 common stock offering	—	—	(11)	—	—	(11)
Issuance of common stock from preferred series I stock conversions	300	—	—	—	—	—
Issuance of common stock from exercise of warrants	30,318	—	307	—	—	307
Reclassification of warrants to equity	—	—	7,623	—	—	7,623
Issuance of common stock from ATM offering, net	18,781	—	2,119	—	—	2,119
Issuance of common stock from conversion of Series J Convertible Preferred Stock	97,631	—	2,621	—	—	2,621
Series J Convertible Preferred Stock deemed dividend	—	—	(2,297)	—	—	(2,297)
Series J Convertible Preferred Stock PIK dividend	—	—	(121)	—	—	(121)
Balance December 31, 2023	162,356	—	290,647	(31)	(287,626)	2,990
Net loss	—	—	—	—	(11,165)	(11,165)
Unrealized foreign currency translation adjustment	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	478	—	—	478
Issuance of common stock, net	1,274,108	—	2,051	—	—	2,051
Issuance of common stock from exercise of warrants	2,905,533	—	5,897	—	—	5,897
Issuance of common stock from conversion of Series J Convertible Preferred Stock	31,971	—	1,535	—	—	1,535
Series J convertible preferred stock deemed dividend	—	—	541	—	—	541
Reclassification of April 2024 warrants to equity	—	—	4,217	—	—	4,217
Balance December 31, 2024	4,373,968	$—	$305,366	$(47)	$(298,791)	$6,528

See notes to the consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2024	2023
Operating Activities
Net loss	$(11,165)	$(20,209)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	310	362
Stock-based compensation expense	478	670
Change in fair value of warrant liability	(4,615)	(758)
Loss on disposal of intangible asset	99	—
Financing expense	5,607	3,483
Net realized and unrealized gains on marketable securities	—	(65)
Changes in operating assets and liabilities:
Accounts receivable	224	(545)
Inventory	279	697
Other current assets	(160)	(65)
Other assets and liabilities	(22)	(7)
Accounts payable and accrued expenses	(626)	(1,500)
Net cash used in operations	(9,591)	(17,937)

Investing activities:
Addition of intangible asset	—	(99)
Proceeds from sales of marketable securities	—	578
Purchase of property and equipment	(60)	(149)
Net cash (used in) provided by investing activities	(60)	330

Financing activities:
Proceeds from April 2024 common stock offering, net	2,403	2,109
Proceeds from exercise of Series J Convertible Preferred Warrants	501	1,482
Proceeds from exercise of April 2024 Warrants, net	2,246	—
Proceeds from issuance of July and August 2024 Common Stock and Warrants, net	2,160	—
Proceeds from warrant inducement in November 2024, net	3,364	—
Proceeds from the exercise of warrants, net	288	120
Payments on finance lease liability	—	(28)
Net cash provided by financing activities	10,962	3,683

Effect of exchange rate changes on cash	(16)	(13)
Net increase/(decrease) in cash and cash equivalents	1,295	(13,937)
Cash and cash equivalents—beginning of year	3,800	17,737
Cash and cash equivalents—end of year	$5,095	$3,800

Supplemental schedule of non-cash activities
Inventory transferred to property, plant and equipment	$—	$41
Issuance of Common Stock for exercise of Series I Warrants	$—	$7,623
Issuance of Series J Preferred Stock for exercise of Warrants	$1,857	$2,927
Reclassification of April 2024 warrants to equity	$4,217	$—
Deemed dividend on Series J Preferred Stock	$541	$(2,297)
Issuance of Common Stock for conversion of Series J Preferred Stock	$1,535	$—
Series J Preferred Stock issued for payment in kind dividend	$—	$121

Supplemental cash flow information
Cash paid for income taxes	$7	$12

See notes to the consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1—Nature of Business and Significant Accounting Policies

Nature of Business

Nuwellis, Inc. (the “Company”) is a commercial-stage medical device company focused on transforming the lives of people with fluid overload through the development, manufacture and commercialization of the Aquadex FlexFlow® and Aquadex SmartFlow® systems (collectively, the “Aquadex System”) for ultrafiltration therapy. The Aquadex SmartFlow® system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg. or more, whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with a wholly owned subsidiary in Ireland. The Company has been listed on Nasdaq since February 2012.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, views the Company’s operations and manages its business as a single operating segment. At December 31, 2024 and 2023, long-lived assets were located primarily in the United States.  (see Note 11 — Segment Reporting).

Going Concern

The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2024 and 2023, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of December 31, 2024, the Company had an accumulated deficit of $298.8 million, and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

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

During 2021 and through December 31, 2024, the Company closed on underwritten public equity offerings for aggregate net proceeds of approximately $49.9 million after deducting the underwriting discounts and commissions and other costs associated with the offerings. See Note 4—Stockholders’ Equity for additional related disclosure. The Company will require additional funding to grow its Aquadex Business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the proceeds from future warrant exercises, issuances of equity securities, or other financing transactions.

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

Accounts Receivable

Accounts receivables are unsecured, recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts, and it will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration in the aging of its accounts receivable, and therefore, no allowance for doubtful accounts was considered necessary as of December 31, 2024, or December 31, 2023. As of December 31, 2024, two customers represented 23% and 11% of the total accounts receivable balance. As of December 31, 2023, two customers represented 15% and 14% of the total accounts receivable balance.

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

(in thousands)	2024	2023
Finished Goods	$512	$393
Work in Process	131	207
Raw Materials	1,310	1,472
Inventory Reserve	(235)	(75)
Total	$1,718	$1,997

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

Depreciation and amortization expense was $310,000 and $362,000 for the years ended December 31, 2024, and 2023, respectively.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was therefore bypassed, and the Company proceeded to measure fair value of the asset group. The Company has contracted with an independent fixed asset appraiser to determine the fair value of the asset groups using a combination of the indirect cost method and income method to value the long-lived assets.  There have been no impairment losses recognized for the years ended December 31, 2024, or December 31, 2023.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition, for additional disclosures. For the year ended December 31, 2024, two customers represented 14.4% and 11.9% of net sales. For the year ended December 31, 2023, two customers represented 13.9% and 12.6% of net sales.

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

Loss per Share

Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. For the year ended December 31, 2024, a net gain of $541,000 was included as a deemed dividend from the Series J Convertible Preferred Stock.  The net loss allocable to common stockholders for the year ended December 31, 2023, includes a deemed dividend from the Series J Convertible Preferred Stock of $2.3 million and a payment in kind dividend from the Series J Convertible Preferred Stock of $0.1 million. (see Note 4 — Stockholders’ Equity).

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each year presented:

	December 31,
	2024	2023
Stock options	3,873	3,091
Warrants to purchase common stock	5,325,096	84,676
Series F convertible preferred stock	68,961	3,683
Series J convertible preferred stock	72	8,451
Total	5,398,002	99,901

The following table reconciles reported net loss with reported net loss per share for the years ended December 31:

(in thousands, except per share amounts)	2024	2023
Net loss	$(11,165)	$(20,209)
Deemed dividend attributable to Series J Convertible Preferred Stock	541	(2,297)
Dividend on Series J Convertible Preferred Stock	—	(121)
Net loss to common shareholders	(10,624)	(22,627)
Weighted average shares outstanding	1,327	56
Basic and diluted loss per share	$(8.41)	$(360.06)

Research and Development

Research and development (R&D) costs include activities related to development, design, and testing improvements of the Aquadex System and potential related new products. These R&D costs also include expenses related to clinical research that the Company may sponsor or conduct to enhance understanding of the product and its use. R&D costs are expensed as incurred. Our sponsored human clinical trials are performed at qualified clinical trial sites and may be supported by outside vendors. Cost associated with setting up each clinical trial site is accrued upon execution of a clinical trial agreement. Expenses related to the performance and management of clinical trials are accrued at the time trial activities occur at the clinical trial sites and outside vendors. While we utilize electronic data capture systems to capture clinical trial data, such data is sometimes incomplete or delayed. In these cases, we are required to estimate work performed in accordance with each clinical trial agreement, including but not limited to the extent of participant enrollment, reported data events, etc. and the extent of supporting services performed in accordance with vendor agreements. Estimates are then adjusted to reflect the actual work performed at each clinical trial site or supporting vendor upon receipt of invoice and confirmation of complete and accurate data entry in the electronic data capture system. Accrued costs may be subject to revisions as clinical trials, physician-initiated research, or development programs progress and any revisions are recorded in the period in which the facts that give rise to the revisions become known.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance requires expanded interim and annual disclosures of segment information including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The guidance is effective for the Company’s fiscal 2024 Form 10-K and interim periods thereafter. The Company has adopted this standard for the year ended December 31, 2024.  (see Footnote 11 – Segment Reporting).

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

In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. For non-accelerated filers and smaller reporting companies, disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2027, subject to legal challenges and the SEC’s voluntary stay of the disclosure requirements. The Company is currently evaluating the impact these rules will have on its consolidated financial statements and related disclosures.

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

Revenue from product sales is recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery. Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers, which are recognized over time. This revenue represents less than 1% of net sales for each of the years ended December 31, 2024, and 2023. The unfulfilled performance obligations related to these extended service plans are included in deferred revenue, which is included in other current liabilities on the consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3—Property, Plant and Equipment

Property, plant and equipment were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Production Equipment	$1,382	$1,360
Loaners and Demo Equipment	1,554	1,534
Computer Software and Equipment	692	688
Office Furniture & Fixtures	375	375
Leasehold Improvements	253	253
Total	4,256	4,210
Accumulated Depreciation	(3,778)	(3,482)
	$478	$728

Depreciation and amortization expense was $310,000 and $362,000 for the years ended December 31, 2024, and 2023, respectively.

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

Supply Agreement Warrants:  On June 19, 2023, we entered into a Supply and Collaboration Agreement (the “Supply Agreement”) with DaVita Inc., a Delaware corporation (“DaVita”), pursuant to which DaVita would pilot the Aquadex ultrafiltration therapy system to treat adult patients with congestive heart failure and related conditions within select U.S. markets. The pilot program launched by the end of fourth quarter 2023 and extended through May 31, 2024 (the “Pilot”). On May 31, 2024, DaVita and Nuwellis amended the Supply and Collaboration Agreement extending the Pilot term through August 31, 2024. Through the Pilot, ultrafiltration therapy using Aquadex would be offered at a combination of DaVita’s hospital customer and outpatient center locations, with both companies collaborating on the roll-out of the therapy, clinician training, and patient support. At the conclusion of the Pilot, DaVita had the option, in its sole discretion, to extend the Supply Agreement with the Company for continued provision of both inpatient and outpatient ultrafiltration services for up to 10 years (“Ultrafiltration Services Approval”).  The parties agreed to terminate the Supply Agreement effective August 21, 2024 and the related Common Stock Purchase Warrant (the “Warrant”) and Registration Rights Agreement (the “Registration Rights Agreement”), each dated as of June 19, 2023. The vesting milestones pursuant to the terms of the Supply Agreement were never attained and therefore the Warrant never vested. Additionally, because the Ultrafiltration Services Approval (as defined in the Supply Agreement) was never attained, the registration rights pursuant to the terms of the Registration Rights Agreement were never in effect.

October 2023 Offering:  On October 12, 2023, Nuwellis, Inc. entered into a placement agency agreement with Lake Street Capital Markets, LLC and Maxim Group LLC, pursuant to which the Company issued and sold, in a best efforts registered public offering by the Company (the “ October 2023 Offering”), 150,000 units (each, a “Unit”), with each Unit consisting of (A) one share of the Company’s Series J Convertible Redeemable Preferred Stock (“Series J Preferred Stock”), par value $0.0001 per share, and (B) one warrant to purchase one-half of one (0.50) share of Series J Preferred Stock, at a price to the public of $15.00 per Unit, less placement agent fees and commissions ( the “October 2023 Warrants”). The public offering price of $15.00 per Unit reflects the issuance of the Series J Preferred Stock with an original issue discount of 40%. The Company also registered an additional 362,933 shares of Series J Convertible Preferred Stock that will be issued, if and when the Company’s Board of Directors declares such dividends, as paid in-kind dividends ( the “PIK Dividend Shares”) and the shares of the Company’s common stock issuable upon conversion of the Series J Preferred Stock issued as PIK dividends (the “PIK Conversion Shares”).

The Units, the shares of Series J Preferred Stock, the October 2023 Warrants, the PIK Dividend Shares, the PIK Conversion Shares as well as the shares of Series J Convertible Preferred Stock issuable upon exercise of the October 2023 Warrants and the shares of the Company’s common stock, par value $0.0001 per share, issuable upon conversion of the Series J Convertible Preferred Stock, were offered and sold by the Company pursuant to an effective registration statement on Form S-1. The closing of the Offering contemplated by the placement agency agreement occurred on October 17, 2023.

On October 17, 2023, the Company also entered into a warrant agency agreement with the Company’s transfer agent, Equiniti Trust Company, LLC, who acts as warrant agent for the Company, setting forth the terms and conditions of the October 2023 Warrants.

Each October 2023 Warrant has an exercise price of $262.50 per one-half of one (0.5) share of Series J Convertible Preferred Stock, was immediately exercisable and will expire three (3) years from the date of issuance.

There is no established trading market for the Series J Convertible Preferred Stock or the October 2023 Warrants and we do not expect a market to develop. In addition, we do not intend to list the Series J Preferred Stock or the  October 2023 Warrants on The Nasdaq Capital Market or any other national securities exchange or any other nationally recognized trading system.

The gross proceeds to the Company from the October 2023 Offering were $2.25 million.  Net proceeds were approximately $1.5 million after deducting placement agent fees and commissions and offering expenses payable by the Company. The Company used the net proceeds from the October 2023 Offering for working capital and for general corporate purposes.

The Series J Preferred Stock is classified as mezzanine equity and accreted to reflect its redemption value as of each reporting date. The accretion will be reflected as a deemed dividend adjustment to arrive at net loss attributed to common stockholders for earnings per share calculations.

The October 2023 Warrants are recorded as a liability and re-measured at fair value as of each reporting date with fair value changes being recorded as non-operating income or expense. The October 2023 Warrants were valued on day 1 and exceeded the gross proceeds of the offering. This resulted in a day 1 financing expense of $2.7 million.

April 2024 Offering: On April 30, 2024, the Company closed on a best efforts public offering (the “April 2024 Offering”) of 240,571 shares of its common stock, 80,854 shares of its common stock for pre-funded warrants and warrants to purchase up to an aggregate of 3,214,288 shares of its common stock at a combined public offering price $8.40 per share. All pre-funded warrants were exercised on the date of the offering. Each share of common stock (or prefunded warrant in lieu thereof) was sold together with one warrant to purchase one and a half shares of common stock. The warrants had an exercise price of $2.10 per share, were exercisable immediately upon issuance, and will expire five years following the date of issuance. Each whole common warrant entitles the holder thereof to purchase one share of common stock.

The common warrants contained a reset of the exercise price, effective upon the Warrant Stockholder Approval, to a price equal to the lesser of (i) the then exercise price, (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split in the future and (iii) if we effect a reverse stock split prior to obtaining the approval of the Company’s stockholders (the “Warrant Stockholder Approval”), the lowest volume weighted average price for the five trading days immediately following the date we obtain the Warrant Stockholder Approval. The Company secured the Warrant Stockholder Approval on June 6, 2024. Subsequent to June 30, 2024, the number of shares underlying the common warrants were adjusted to 2,498,331 shares and the exercise price was adjusted to $2.49 per share. In addition, the common warrants provided for full ratchet anti-dilution adjustment to the exercise price and number of shares underlying the common warrants upon our issuance of our common stock or common stock equivalents at a price per share that is less than the exercise price of the common warrants, subject to certain exemptions. In no event would the exercise price of the common warrants with respect to either adjustment be reduced below a floor price of $2.10.

The gross proceeds to the Company from the April 2024 Offering, before deducting the placement agent fees and other offering expenses were approximately $2.7 million.

The warrants offered in this financing were originally classified as a liability on the balance sheet.  An independent valuation of the warrants was performed and reviewed with management, and the valuation at issuance was $7.8 million. The warrants had down-round protection and the price was reset from the  June 2024 reverse stock split, which was effective July 8, 2024, and from the July 2024 and the August 2024 offerings. At the August 2024 offering, the exercise price of these warrants was adjusted to $2.10, which represented the floor price on these warrants.  As the price floor was hit, there was no further down-round protection. The warrants were re-evaluated and classified as equity as of September 30, 2024.  During the year, there were 2,737,816  warrants exercised at a weighted average exercise price of $2.23. The warrants are fair valued on the date of exercise and the adjustment to fair value is recorded to Additional Paid in Capital.  There were 2,737,816 warrants converted to equity resulting in $5.6 million  of net proceeds to Additional Paid in Capital.

July 2024 Offering: On July 25, 2024, the Company closed on an offering whereby it  entered into a definitive securities purchase agreement with certain institutional investors for the purchase and sale of 469,340 shares of the Company’s common stock at a price of $4.24 per share of common stock in a registered direct offering priced at-the-market under Nasdaq rules (the “July 2024 Offering”).

In addition, in a concurrent private placement, the Company issued the investors warrants to purchase up to 938,680 shares of common stock. The warrants have an exercise price of $3.99 per share, were exercisable immediately following the date of issuance and have a term of five years from the date of issuance.  The warrants issued in this offering were concluded to be equity classified.

Roth Capital Partners, LLC acted as the  placement agent in the July 2024 Offering.

The gross proceeds to the Company from the registered direct offering and the concurrent private placement were approximately $2.0 million.  After deducting placement agent fees and other offering expenses payable by the Company, net proceeds were approximately $1.5 million. The Company used the net proceeds from the offering for working capital and for general corporate purposes.

August 2024 Offering: On August 23, 2024, the Company entered into a placement agency agreement with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) and a securities purchase agreement with certain purchasers pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 483,351 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $1.8450 per share and accompanying common warrant (the “August 2024 Offering”).

The shares offered in the August 2024 Offering were sold  pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-280647), including a base prospectus contained therein, which was originally filed with the SEC on July 1, 2024, and was declared effective by the SEC on July 9, 2024, and a related prospectus supplement, dated August 23, 2024, related to the August 2024 Offering.

In a concurrent private placement the Company also agreed to sell and issue to the Purchasers, warrants to purchase up to 483,351 shares of the Company’s common stock. The common warrants have an exercise price of $1.72 per share, were immediately exercisable and expire on the fifth anniversary on the effective date of the registration statement to be filed for the purpose of registering the shares of the Company’s common stock underlying the common warrants. The warrants issued in this offering were concluded to be equity classified.

The gross proceeds from the August 2024 Offering, before deducting the Placement Agent’s fees and expenses and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the common warrants or August Placement Agent Warrants (as defined below), was approximately $631,000. The August 2024 Offering closed on August 26, 2024. The Company also issued to the Placement Agent, or its designees, warrants to purchase up to 14,501 shares of  the Company’s common stock as part of the compensation payable to the Placement Agent in connection with this offering (the “August Placement Agent Warrants”). The August Placement Agent Warrants were not registered pursuant to the prospectus supplement and the accompanying prospectus. The August Placement Agent Warrants have substantially the same terms as the common warrants described above, except that the August Placement Agent Warrants  have an exercise price of $3.04425 per share and will expire August 23, 2029.

November 2024 Warrant Inducement: On November 5, 2024, the Company announced the entry into definitive agreements for the immediate exercise of certain outstanding warrants issued by the Company in the April 2024 Offering to purchase up to an aggregate of 1,832,517 shares of the Company’s common stock at their current exercise price of $2.10 per share for total gross proceeds of approximately $3.8 million, prior to deducting inducement agent fees and estimated offering expenses. In consideration for the immediate exercise of the April 2024 Offering warrants, the Company issued Series I common stock purchase warrants (the “Series I Warrants”) and Series II common stock purchase warrants (the “Series II Warrants”) to purchase up to an aggregate of 3,665,034 shares of common stock. The Company determined the inducement to be a modification of the April Warrants. The change in fair value associated with the inducement was $1.4 million, which was recorded as an offering expense within additional paid in capital. The Series I Warrants have an exercise price of $1.94, are exercisable six (6) months from the date of issuance, and have a term of five (5) years from the date of exercisability. The Series II Warrants  have an exercise price of $1.94, are exercisable six (6) months from the date of issuance, and have a term of two (2) years from the date of exercisability. The Series I Warrants and Series II Warrants are fixed priced and do not contain any variable pricing features. The Company also issued to the Placement Agent, or its designees, warrants to purchase up to 54,976 shares of the Company’s common stock as part of the compensation payable to the Placement Agent in connection with the warrant inducement. The Series I Warrants and Series II Warrants described above were offered in a private placement pursuant to an applicable exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”), and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (the “SEC”) or an applicable exemption from such registration requirements. The securities were offered only to accredited investors. The Company filed a registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the Series I Warrants, Series II Warrants, and the warrants issued to the Placement Agent in the August 2024 offering and November 2024 warrant inducement.

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

Reverse Stock Split: At the Company’s annual meeting of stockholders on June 6, 2024, its stockholders approved a proposal to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to effect a reverse split of the Company’s outstanding common stock at a ratio in the range of 1-for-5 to 1-for-70 to be determined at the discretion of our Board of Directors.  On June 26, 2024, the Company’s board of directors approved a one-for-thirty-five reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On June 27, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to affect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on June 27, 2024, and the Company’s common stock began trading on a split-adjusted basis when the market opened on June 28, 2024.  All share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Note 5— Stock-Based Compensation

Stock Options and Restricted Stock Awards

The Company has various share-based compensation plans, including the Company’s 2017 Equity Incentive Plan and the 2021 Inducement Plan (collectively, the “Plans”). The Plans are designed to assist in attracting, motivating, and retaining employees and directors and to recognize the importance of employees to the long-term performance and success of the Company. The Company has also granted stock options to certain non-employees outside of the Plans.

The Company recognized stock-based compensation expense related to grants of stock options and common stock awards to employees, directors and consultants of $478,000 and $670,000 during the years ended December 31, 2024, and 2023, respectively. The following table summarizes the stock-based compensation expense that was recognized in the consolidated statements of operations for the years ended December 31, 2024, and 2023.

(in thousands)	2024	2023
Selling, general and administrative	$464	$630
Research and development	14	40
Total	$478	$670

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

Stock Options: The following is a summary of the Plans’ stock option activity during the years ended December 31:

	2024		2023
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	3,091	$748.89	237	$8,738.32
Granted	1,264	24.14	3,590	223.66
Exercised	—	—	—	—
Forfeited/expired	(482)	557.34	(736)	743.18
Outstanding at December 31	3,873	$519.12	3,091	$748.89
Vested at December 31	2,443	$618.46	234	$4,927.68

	2024		2023
	Options Outstanding	Weighted Average Fair Value	Options Outstanding	Weighted Average Fair Value
Beginning Balance	3,091	$683.60	237	$7,950.02
Granted	1,264	21.91	3,590	213.25
Exercised	—	—	—	—
Forfeited/expired	(482)	549.89	(736)	688.50
Outstanding at December 31	3,873	$473.83	3,091	$683.60
Vested at December 31	2,443	$560.42	234	$4,416.23

For options outstanding and vested at December 31, 2024 and 2023, the weighted average remaining contractual life was 8.47 years and 9.18 years, respectively. There were no option exercises in 2024 or 2023. Intrinsic value for vested options in 2024 and 2023 was $0. The total fair value of options that vested in 2024 and 2023 was $498,455, and $614,100, respectively, at the fair value of the options as of the date of grant.

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

The following table provides the weighted average assumptions used in the Black-Scholes option pricing model for the years ended December 31:

	2024	2023
Expected dividend yield	0%	0%
Risk-free interest rate	3.94%	4.16%
Expected volatility	138.70%	152.28%
Expected life (in years)	5.51	6.19

The weighted-average fair value of stock options granted in 2024 and 2023 was $21.91 and 213.25, respectively. As of December 31, 2024, the total compensation cost related to all non-vested stock option awards not yet recognized was approximately $0.5 million and is expected to be recognized over the remaining weighted-average life of 2.29 years.

Warrants: Warrants to purchase 5,303,254 and 41,162 shares of common stock were outstanding on December 31, 2024 and 2023, respectively. Exercisable warrants were 1,583,244 and 4,332 on December 31, 2024 and 2023, respectively. As of December 31, 2024, warrants outstanding were exercisable at prices ranging from $1.72 to $148,050 per share and are exercisable over a period ranging from immediately to 5.35 years.

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

The fair value of the Company’s common and preferred stock warrants issued in the April 2024 and October 2022 public offerings, were calculated using a Monte Carlo valuation model and were classified as Level 3 in the fair value hierarchy.

The following is a roll-forward of the fair value of Level 3 warrants:

(in thousands)	2024
Balance at December 31, 2022	$6,868
Issuance of Common Stock for exercise of Series I warrants	(7,623)
Change in fair value	755
October 17, 2023, issuance of Series J warrants	4,965
Exercise of Series J warrants	(536)
Change in fair value	(1,586)
Balance at December 31, 2023	2,843
Exercise of Series J warrants	(1,357)
April 30, 2024, issuance of common warrants	7,813
Exercise of April 2024 warrants	(1,373)
Reclassification of April 2024 warrants to equity	(2,844)
Change in fair value	(4,614)
Balance at December 31, 2024	$468

Fair values were calculated using the following assumptions:

	2024	2023
Common Stock Price	$1.11-$21.35	$20.30-$39.90
Risk-free interest rates, adjusted for continuous compounding	3.58%-5.05%	3.84%-4.92%
Term (years)	1.78-5.00	2.78-3.0
Expected volatility	151.90%-116.80%	141.1%-146.4%
Dates and probability of future equity raises	various	various

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

Note 7—Income Taxes

Domestic and foreign income (loss) before income taxes consists of the following for the years ended December 31:

(in thousands)	2024	2023
Domestic	$(11,190)	$(20,233)
Foreign	30	32
Loss before income taxes	$(11,160)	$(20,201)

The components of income tax expense consist of the following for the years ended December 31:

(in thousands)	2024	2023
Current:
United States and state	$—	$—
Foreign, net	(5)	(8)
Deferred:
United States and state	—	—
Foreign	—	—
Total income tax expense	$(5)	$(8)

Actual income tax expense differs from statutory federal income tax expense as follows for the years ended December 31:

(in thousands)	2024	2023
Statutory federal income tax benefit	$2,343	$4,242
State tax benefit, net of federal taxes	321	531
Foreign tax	(1)	(1)
Nondeductible/nontaxable items	(297)	(694)
Other	(418)	(295)
Valuation allowance (increase) decrease	(1,953)	(3,791)
Total income tax expense	$(5)	$(8)

Deferred taxes consist of the following as of December 31:

(in thousands)	2024	2023
Deferred tax assets:
Noncurrent:
Accrued compensation	$90	$25
Stock based compensation	84	285
Net operating loss carryforward	50,749	48,818
Other	119	26
Intangibles	2,692	2,627
R&D credit carryforward	531	531
Total deferred tax assets	54,265	52,312
Less: valuation allowance	(54,265)	(52,312)
Total	$—	$—

As of December 31, 2024, the Company had federal net operating loss (“NOL”) carryforwards of approximately $220.2 million and state NOL carryforwards of $66.2 million. Approximately $119.2 million of federal NOL carryforwards will expire between 2025 and 2038. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated after 2017 of approximately $101.0 million do not expire. The expiration of state NOL carryforwards will vary by jurisdiction. In addition, future utilization of NOL carryforwards in the U.S. may be subject to certain limitations under Section 382 of the Internal Revenue Code. The Company does not have any foreign loss carryovers.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance for U.S. and foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements. For the years ended December 31, 2024 and 2023, the valuation allowance increased by $2.0 million and $3.8 million, respectively. The current year increase was primarily due to the federal and state net operating losses generated.

During 2024 and 2023, the Company believes it experienced an ownership change as defined in Section 382 of the Internal Revenue Code, which will limit the ability to utilize the Company’s net operating losses (NOLs). The Company may have experienced additional ownership changes in earlier years further limiting the NOL carryforwards that may be utilized. The Company has not yet completed a formal Section 382 analysis. The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.

The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no material uncertain tax positions as of December 31, 2024 or 2023.

The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At December 31, 2024 and 2023, the Company recorded no accrued interest or penalties related to uncertain tax positions.

The tax years ended December 31, 2021 through December 31, 2024 remain open to examination by the Internal Revenue Service and by the various states where the Company is subject to taxation. Additionally, the returns of the Company’s Irish subsidiary are subject to examination by tax authorities for the tax years ended December 31, 2021 and subsequent years.

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

The cost components of the Company’s operating lease were as follows for the year ended December 31:

(in thousands)	2024	2023
Operating lease cost	$257	$249
Variable lease cost	138	142
Total	$395	$391

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased office and manufacturing space.

Maturities of our lease liability for the Company’s operating lease are as follows as of December 31:

(in thousands)	2024
2025	265
2026	273
2027	46
Total lease payments	584
Less: Interest	(39)
Present value of lease liability	$545

As of December 31, 2024 and 2023, the remaining lease terms were 2.25 and 3.25 years, respectively, and discount rates were 6.25% and 6.25% respectively. For the years ended December 31, 2024, and 2023, the operating cash outflows from the Company’s operating lease for office and manufacturing space were $257,000 and $249,000, respectively.

Note 9—Commitments and Contingencies

Employee Retirement Plan

The Company has a 401(k) plan that provides a retirement benefit to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations, with the Company matching a portion of the employees’ contributions at the discretion of the Company. Matching contributions totaled $88,000 and $268,000 for the years ended December 31, 2024, and 2023, respectively.

Settlement Payment

On October 20, 2024 the Company and SeaStar Medical Holding Corporation (“SeaStar”) entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”), which terminated the License and Distribution Agreement entered into by the Company and SeaStar, dated as of December 27, 2022 (the “Distribution Agreement”) and the Supplier and Distributor Quality Agreement dated as of March 5, 2024 (the “Supply Agreement,” and together with the Distribution Agreement, the “SeaStar Agreements”) pursuant to which SeaStar appointed the Company as its exclusive distributor for the sale and distribution of SeaStar’s product, QUELIMMUNE ™. As a result of the Settlement Agreement, SeaStar agreed to pay the Company $900,000 before December 31, 2024.  The Company is accounting for the settlement as a gain contingency and recorded the gain at the earlier of when the contingency is realized or realizable. The Company received full payment of $900,000 by December 31, 2024, and recorded the payment as a gain on settlement in the consolidated statements of operations.

Note 10—Related Party Transactions

There were no related party transactions requiring disclosure during the years ended December 31, 2024 and 2023.

Note 11—Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. Nuwellis has one reportable segment: fluid overload. The Company is a medical technology company focused on developing, manufacturing, and commercializing a medical device used in ultrafiltration therapy, including the Aquadex FlexFlow® and the Aquadex SmartFlow® systems (collectively the “Aquadex System”). The Company recognizes this medical device system as one reporting segment.  The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the fluid overload segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the fluid overload segment based on net loss, which is reported on the statement of operations as consolidated net loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.  The company does not have any intra-entity sales or transfers.

The CODM uses cash forecast models in deciding how to invest into the fluid overload segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Revenue	$8,740	$8,864
Gross Profit	5,676	4,983
Gross profit %	64.9%	56.2%
Operating expenses:
General and administrative	5,637	6,832
Sales and Marketing	6,254	8,709
Development	1,645	3,655
Clinical, Quality, Regulatory	2,650	2,747
Total Expenses	16,186	21,943
Stock Based Compensation	478	670
Other Expense	177	2,579
Net loss	(11,165)	(20,209)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of December 31, 2024, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2024. The Certifying Officers based their conclusion on the fact that the Company has identified two material weaknesses in controls over financial reporting, as detailed in this Annual Report on Form 10-K. In light of this fact, management expects to perform additional analyses, reconciliations, and remediations.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As reported herein, we identified two material weaknesses that continued to exist at December 31, 2024. Based on this conclusion, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2024.

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

Material Weakness in Internal Control Over Financial Reporting

The Company's management and audit committee of the board of directors have concluded that the fact that the Company did not design appropriate controls resulting from insufficient headcount to fully ensure adequate segregation of duties relating to the accounting and financial reporting function and the information technology function. Additionally, the company did not prepare and retain contemporaneous documentation to evidence the implementation and operation of controls, including controls related to the review of balance sheet reconciliations, the preparation and recording of journal entries, the review of period-end financial reporting checklists and controls over user access.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the identified material weaknesses, changes in our internal control over financial reporting will occur.
Item 9B.	Other Information.

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s three months ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers
The following table sets forth certain information regarding our directors and executive officers as of March 7, 2025:

Name	Age	Position(s)	Director Class – Term Ending
Robert B. Scott	45	Chief Financial Officer	N/A
Neil P. Ayotte	62	Senior Vice President, General Counsel and Chief Compliance Officer	N/A
John L. Erb*	76	Chairman of the Board; Director, Interim Chief Executive Officer and President	Class III – 2025
Maria Rosa Costanzo	70	Director	Class II – 2027
Archelle Georgiou, M.D.	62	Director	Class II – 2027
Michael McCormick	63	Director	Class I – 2026
David McDonald	64	Director	Class I – 2026
Gregory D. Waller	75	Director	Class III – 2025

* On February 23, 2025, Nestor Jaramillo, Jr., the President and Chief Executive Officer of the Company, retired from the Company and John L. Erb was appointed as the Company’s Interim President and Chief Executive Officer.

Our board of directors is currently composed of six members. Our directors are elected for three-year staggered terms. The two Class III directors will hold office until the 2025 annual meeting of stockholders. The two Class I directors will hold office until the 2026 annual meeting of stockholders. The two Class II directors will hold office until the 2027 annual meeting of stockholders.

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

Neil Ayotte has served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer since June 2021. He was formerly Executive Vice President, General Counsel and Secretary for Bluestem Group, Inc. a $1.8 billion, private equity sponsored, e-commerce and mail order retailer from February 2017 to August 2020. From January 2015 to January 2017, Mr. Ayotte was Chief Legal Counsel for Medtronic’s Americas Region. During his 16-year tenure at Medtronic, Mr. Ayotte was the Chief Legal Counsel to the Integration Management Office, dedicated exclusively to leading Medtronic’s integration of its $49 billion acquisition of Covidien plc, and he also served as Medtronic’s Interim General Counsel in 2013. Mr. Ayotte holds a J.D. from the University of Minnesota Law School, an M.A. from the University of Wisconsin and a B.A. from St. Mary’s University of Minnesota.

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

John L. Erb has served as a director of the Company since September 2012 and as chairman of our Board since October 2012. Previously, Mr. Erb served as president and chief executive officer from November 2015 to January 2021. He was executive chairman of the board (during 2007) and chief executive officer (from 2001 to 2006) of the previous owner of the Aquadex™ system, which was also known as CHF Solutions, Inc., a medical device company involved in the development, manufacturing and distribution of devices to treat congestive heart failure. Mr. Erb previously served as chief executive officer (from 2007 to 2020) of NuAx, Inc. (formerly Cardia Access, Inc.), a medical device company involved in developing new devices for the treatment of heart disease; president and chief executive officer of IntraTherapeutics, Inc., a medical device company involved in the development, manufacturing and distribution of peripheral vascular stents, from 1997 to 2001; and in various positions, including as vice president of worldwide operations at Schneider, a division of Pfizer, Inc., from 1991 to 1997. Mr. Erb’s prior board experience includes service as a director of SenoRx, Inc., (a Nasdaq listed company), from December 2001 to July 2010; service as a director of CryoCath Technologies Inc., (a publicly traded Canadian company), from October 2000 to December 2008; and service as director of Vascular Solutions, Inc., (a Nasdaq listed company) from 2002 to 2019, where he also served as chairman of the Board (from 2011 to 2017) and chairman of the compensation and nominating and corporate governance committees. Mr. Erb served as a director and chief executive officer of NeuroMedic, Inc., a private company, from 2010 to 2020, when NeuroMedic was acquired by ReCor Medical, Inc. Mr. Erb currently serves as executive chairman of CorRen Medical, Inc. (formerly of CRS Teknologies, Inc.), a private company whose primary business is the development of diagnostic and therapeutic products to treat cardiorenal syndrome (“CorRen”); formerly served as chairman of the board of Osprey Medical, Inc., a public ASX company dedicated to improving heart imaging procedures, ; serves as chairman of the board for IR Medtek, a private company developing oncology products; and formerly served as a director of Miromatrix (Nasdaq: MIRO), Miromatrix, which was acquired by United Therapeutics in 2023 and as a director of Lymphatica Medtech, SA, a private Swiss medical device company focused on lymphatic disease from 2023-2024. Mr. Erb also serves as a director of AcQumenn Medical Inc., a startup device company focused on developing a diagnostic tool providing hemodynamic analytics. Mr. Erb received a B.A. in business administration, with a concentration in finance, from California State University, Fullerton.

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

Maria Rosa Costanzo, M.D. has served as a director of the Company since September 2019.  Dr. Costanzo has served as a consultant for the Midwest Cardiovascular Institute (MCI) since retiring from MCI in June of 2024.  Dr. Costanzo resigned as the medical director, Heart Failure Research, at Advocate Heart Institute, and the medical director for Advanced Heart Failure at Edward Hospital Center in Illinois in July of 2024, positions she held since 2002. From 1994 until 2001, Dr. Costanzo served as the medical director of the Heart Failure/Cardiac Transplant Program at Rush University Medical Center and was the John H. and Margaret V. Krehbiel Professor of Cardiology at the Rush Medical College. From 1988 to 1994, she served as medical director of the Loyola University Chicago Heart Failure and Cardiac Transplant Program. From 1995 until 2000, Dr. Costanzo was also the editor in chief of the Journal of Heart and Lung Transplantation. In 2002, she was appointed by the Secretary of Health and Human Services to a four-year term on the National Heart, Lung and Blood Institute Advisory Council. Since 2012, Dr. Costanzo has been a member of the American Board of Internal Medicine exam writing committee for the specialty of Advanced Heart Failure and Transplant Cardiology. Dr. Costanzo currently serves on the board of directors for the Heart Failure Society of America. In addition, she is a member of several medical societies and a fellow with the American College of Cardiology, American College of Physicians, American Heart Association, and the European Society of Cardiology, and a Gold Member of the Heart Failure Association of the European Society of Cardiology. She is also a member of the Ordine Dei Medici (The Italian National Medical Professional Association). Dr. Costanzo received her medical degree with honors from Facolta’ Di Medicina e Chirurgia dell’ Universita’ di Bologna in Bologna, Italy.

Dr. Costanzo’s qualifications to serve on our Board include her years of clinical medical experience in cardiac care, in particular heart failure, including her experiences leading multi-center clinical trials and serving as a board member and fellow on international medical societies.

Archelle Georgiou, M.D. has served as a director of the Company since November 2023. Dr. Georgiou is the President of Georgiou Consulting, LLC. Since January 2008, Georgiou Consulting, LLC has offered strategic advisory services to companies committed to consumer-centered healthcare. Dr. Georgiou has held executive leadership positions in managed care, investment banking, and medical device companies. She has served as Chief Medical Officer and senior executive at UnitedHealth Group from March 1995 to December 2007. She’s served as Chief Medical Officer and Chief Health Officer at Starkey Hearing Technologies from January 2020 to December 2022, Chairman of the Board of Directors at Children’s Hospital and Clinics of Minnesota from February 2022 to February 2024 and Executive in Residence at the University of Minnesota’s Carlson School of Management since July 2014. From May 2016 through May 2019, she was a Director for Tivity Health, Inc. and served on the governance and compensation committees. Dr. Georgiou now serves as the chair of the nominating and governance committee of Children’s Hospital and Clinics of Minnesota. She has additional previous experience serving on public as well as non-profit boards. Dr. Georgiou is a published author and has over 16 years of experience as an on-air TV medical correspondent where she simplifies complex healthcare information for viewers. Dr. Georgiou received her M.D. degree from the Johns Hopkins School of Medicine and was board-certified in Internal Medicine.

Dr. Georgiou’s qualifications to serve on our Board include her years of clinical medical experience in internal medicine and her understanding of complex medical information.

Michael McCormick has served as a director of the Company since May 2023. Mr. McCormick is a seasoned executive with over 25 years of experience in leading medical device companies and serving as a board member for several private and publicly-traded life science companies. Since 2023, Mr. McCormick has served as President and CEO of CorRen Medical, Inc. an ultrasound technology company focused on the early diagnosis of peripheral artery disease. From 2010 to 2023, Mr. McCormick served as CEO of Osprey Medical (ASX: OSP), an interventional cardiology commercial stage medical device company focused on technologies to reduce Contrast Induced Acute Kidney Injury. From 2003 to 2008, Mr. McCormick was CEO of Anulex Technologies Inc., a private company focused on developing proprietary technologies to support the healing of spinal soft tissues that was successfully sold to Boston Scientific. Prior to this, Mr. McCormick was President of Centerpulse Spine-Tech, a publicly traded full line supplier of innovative spinal technologies. Mr. McCormick was involved in the successful sale of Centerpulse Spine-Tech to Zimmer in the fall of 2003. Early in his career, Mr. McCormick worked at Boston Scientific Scimed and Baxter Health Care where he served in a variety of sales and sales management roles. Mr. McCormick is a member of the Board of Directors of Osprey Medical, Inc., and Formae, Inc. and previously the Chairman of OrthoCor Medical, which was sold in 2019, and a director of Cardio Renal Society of America and of Anulex Technologies, Inc. Mr. McCormick received his Bachelor of Business Administration, Business Management from The University of Texas at Austin.

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

Insider Trading Policy

Our Board has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions by directors, officers, employees and other specified persons. This policy is designed to create reasonable processes to prevent the Company and its directors, officers, employees and specified other persons from insider trading and any appearance of improper conduct but has not been updated to reflect the recent rule changes that amended the Rule 10b5-1(c) (1) affirmative defense to insider trading liability. Our Board expects to adopt a new Insider Trading Policy that is reasonably designed to promote compliance with the current insider trading laws in the near future.

Our employees (including our named executive officers) and directors are subject to the Company’s Insider Trading Policy, which applies to their transactions involving any securities of the Company. Except under limited circumstances, persons subject to the policy, their affiliates and certain members of their family may not engage in any transaction of Company securities (or assist or encourage other persons to do so) while aware of material non-public information relating to the Company. The policy also implements quarterly trading blackout periods and pre-clearance requirements, and allows for special blackout periods, for our named executive officers and other specified persons to reduce the likelihood of trading at times with significant risk of insider trading exposure.

Our Insider Trading Policy also specifically prohibits, among other things, all directors and executive officers and employees of the Company from effecting hedging or monetization transactions, such as zero-cost collars and forward sale contracts. A copy of our Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10‑K for 2024.

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

2024 Director Compensation Table

The table below sets forth the compensation of each non-employee director from January 1, 2024 through December 31, 2024.

As a named executive officer of the Company, compensation paid to Mr. Jaramillo for the 2023 and 2024 fiscal years is fully reflected under “Named Executive Officer Compensation Tables—Summary Compensation Table for 2024 and 2023.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(3)		Total ($)
Maria Rosa Costanzo, M.D.	41,084	0	(2)	41,084
John Erb	49,300	0		49,300
Archelle Georgiou, M.D.	49,300	7,099		56,399
Michael McCormick	59,571	13,036		72,607
David McDonald	47,246	7,099		54,345
Gregory D. Waller	53,409	0		53,409
Total	299,910	27,234		327,144

(1)
The amounts reported represent the grant date fair value of the stock options. Valuation assumptions used in determining the grant date fair value are included in Note 5 to the consolidated financial statements for the year ended December 31, 2024, which are included in this Annual Report on Form 10-K. The grant date fair value per share of the stock options granted on January 2, 2024 to all directors was approximately $24.15 per share.

(2)	Dr. Costanzo elected not to receive any equity compensation for her role as a director.
(3)
As of December 31, 2024, each non-employee director had the following number of shares underlying outstanding options (both vested and unvested): Mr. Erb 2,391, and Mr. Waller 2,408.  Dr. Costanzo, Dr. Georgiou, Mr. McCormick, and Mr. McDonald didn’t have any outstanding options, and none of the directors had any outstanding stock awards.

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

Under the Amended and Restated Non-Employee Director Compensation Policy, in addition to cash compensation outlined above, each director was eligible to receive an annual stock option award of the number of shares equal to 0.40% of the total common shares outstanding of the Company on December 31, 2023, granted on the date of the 2024 annual meeting of stockholders with 1/12th of the shares underlying the awards vesting monthly so that all of the underlying shares are vested on the one-year anniversary of the grant date. The Board agreed not to receive such grants in 2024.  The Board is again eligible for such awards on the date of the 2025 annual meeting.  We do not provide any perquisites to directors.

Named Executive Officer Compensation Tables

Summary Compensation Table for 2024 and 2023

The following table sets forth certain information for the years ended December 31, 2024 and 2023 regarding compensation of our named executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)(2)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Nestor Jaramillo, Jr. President & Chief Executive Officer	2024	349,676	—	47,723	12,009	409,408
	2023	420,582	168,891	—	17,130	606,603
Robert B. Scott Chief Financial Officer(4)	2024	245,000	—	20,580	4,376	269,956
	2023	243,157	38,811	—	9,442	291,410
Neil P. Ayotte SVP, General Counsel & Chief Compliance Officer	2024	271,420	—	25,645	9,922	306,987
	2023	326,457	63,945	—	16,083	406,485

(1)	Reflects a stock option granted under the Company’s New Hire Equity Incentive Plan or 2021 Inducement Plan, as applicable.
(2)
Amounts reported reflect the aggregate grant fair value of option awards, calculated in accordance with FASB Topic 718, excluding the impact of potential forfeitures. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes option pricing model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends, if any.

(3)
For each named executive officer, amounts include employer matching contributions made on the officer’s behalf to the Company’s 401(k) Plan, contributions to the officer’s health savings account and Company payments for life insurance premiums.

(4)	Mr. Scott was promoted to Chief Financial Officer of the Company effective September 2, 2023.

Narrative Discussion of Summary Compensation Table for 2024

Employment Agreements and Other Arrangements. Mr. Jaramillo has a written employment agreement. We signed offer letters with Mr. Scott and Mr. Ayotte upon their respective commencement of employment with us. All of the named executive officers have change in control agreements, which entitle them to payments from the Company upon the happening of specified termination events. See “— PotentialPayments Upon Termination or Change in Control” for descriptions of these agreements.

Employment Agreement – Mr. Jaramillo

On January 16, 2021, we entered into an executive employment agreement with Mr. Jaramillo regarding his employment as our Chief Executive Officer and President. The employment agreement replaced the offer letter with Mr. Jaramillo dated April 12, 2019. Mr. Jaramillo retired from the Company on February 23, 2025.

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

The agreement entitles Mr. Jaramillo to, among other benefits, the following compensation:
•	An annual base salary initially set at $385,000, to be reviewed at least annually;

•
An opportunity for Mr. Jaramillo to receive an annual performance bonus in an amount of up to fifty-five percent (55%) of Mr. Jaramillo’s annual base salary for such fiscal year based upon achievement of certain performance goals to be established by the Board;

•	An opportunity to receive equity awards as determined by the Compensation Committee of the Board based on Mr. Jaramillo’s performance;

•
Prior to January 31, 2023, an opportunity to receive a stock option to purchase a number of shares of the Company’s common stock equal to 2.4% of the outstanding shares of common stock and preferred stock calculated on an as-converted basis to shares of the Company’s common stock basis, following approval of the Board. In connection therewith, in May 2021, Mr. Jaramillo was awarded a stock option to acquire 45 shares of the Company’s common stock at an exercise price of $12,705 per share;

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

In connection with the equity grant contemplated by the agreement, Mr. Jaramillo received an option to purchase 3 shares of our common stock at an exercise price of $32,550 per share effective January 22, 2021.

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

Offer Letter – Mr. Scott

On August 17, 2023, we entered into an offer letter with Mr. Scott regarding his employment as our Chief Financial Officer effective September 2, 2023. Mr. Scott was offered an annualized salary of $280,000, paid in monthly installments in accordance with the Company’s payroll procedures. Mr. Scott was also made eligible for a bonus of up to 40% of his base salary. Mr. Scott was also made eligible to participate in the employee stock option program and benefit programs generally made available to employees.

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

Understanding the near-term need to raise capital, in 2024, the Company undertook steps to reduce our monthly cash burn rate by approximately 40%, balanced against its strategic growth initiatives, which will provide more flexibility in anticipation of tougher capital market conditions for microcap companies like Nuwellis. These reductions included, but were not limited to, a reduction of the salaries for members of senior management, no merit increases to the base salaries of any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, no cash bonuses to any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, a reduction in Board of Director and committee fees, temporary suspension of company 401k match, travel reductions, and reductions to select professional services. The Board authorized the restoration of the Company 401k match effective October 1, 2024, and restoration of Board and committee fees and executive salaries, effective Novermber 1, 2024.

          Equity Compensation. The Compensation Committee is responsible for granting equity-based incentive awards to our executive officers. The Compensation Committee has not established policies and practices regarding timing of equity awards in relation to the release of material nonpublic information and does not time the public release of such information based on equity award grant dates nor for the purpose of affecting the value of executive compensation. The Compensation Committee does not consider material nonpublic information in setting terms of equity awards, such as grant size or vesting conditions. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. No equity-based incentive awards were granted to the executive officers in 2024.

Non-equity Incentive Plan Compensation. In 2024, the target bonus as a percentage of annual base salary for Mr. Jaramillo was 65%, for Mr. Scott the target bonus was 40%, and for Mr. Ayotte it was 45%.

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

The following table sets forth target and earned non-equity incentive plan compensation for 2023 and 2024.

	2023			2024
	Target		Earned	Target		Earned
Name	% of Base Salary	$	$	% of Base Salary	$	$
Nestor Jaramillo, Jr.	65	273,378	0	65	273,378	47,723
Robert B. Scott	40	74,743	0	40	36,960	20,580
Neil Ayotte	45	146,906	0	45	146,906	25,645

Outstanding Equity Awards at Fiscal Year-End 2024

The following table sets forth certain information concerning equity awards held by our named executive officers that were outstanding as of December 31, 2024. There were no stock awards issued in 2024.

Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Nestor Jaramillo, Jr.	1/22/2021	3	—	32,550.00	1/22/2031
	5/19/2021	40	5	12,705.00	5/19/2031
	3/3/2022	19	9	3,290.00	3/3/2032
	3/3/2023	284	367	270.20	3/3/2033
Robert B. Scott	5/18/2021	1	—	12,565.35	5/18/2031
	3/3/2022	1	—	3,290.00	3/3/2032
	3/3/2023	14	18	270.20	3/3/2033
	9/2/2023	166	366	62.65	9/2/2033
Neil P. Ayotte	3/3/2022	5	2	3,290.00	3/3/2032
	3/3/203	108	138	270.20	3/3/2033

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

 The following table sets forth information regarding the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of our common stock as of March 7, 2025 by (i) each of the directors and named executive officers, (ii) all of the directors and executive officers as a group, and (iii) to our knowledge, beneficial owners of more than 5% of our common stock. As of March 7, 2025, there were 4,373,968 shares of our common stock outstanding. Unless otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment powers with respect to the securities listed below.

Name of Beneficial Owner	Number of Shares	Right to Acquire(1)		Total	Percent of Class(2)
John L. Erb	—	69,028	(3)	69,028	1.6%
Michael McCormick	—	595		595	*
Maria Rosa Costanzo, M.D.	—	—		—	—
Archelle Georgiou, M.D.	—	324		324	*
Gregory D. Waller	—	67	(4)	67	*
David McDonald	—	324		324	*
Robert B. Scott	—	206	(5)	206	*
Nestor Jaramillo, Jr.	117	376	(6)	493	*
Neil P. Ayotte	—	134	(7)	134	*
All current directors and executive officers as a group (9 persons)	117	71,054	(8)	71,171	1.6%

*	Less than one percent.

(1)
Except as otherwise described below, amounts reflect the number of shares that such holder could acquire through (i) the exercise of outstanding stock options, (ii) the exercise of outstanding warrants to purchase common stock, and (iii) the conversion of outstanding Series F Preferred Stock, in each case within 60 days after March 7, 2025.

(2)	Based on 4,373,968 shares outstanding as of March 7, 2025.
(3)
Consists of (i) 67 shares issuable upon the exercise of outstanding stock options, and (ii) 68,961 shares issuable upon conversion of outstanding shares of Series F Convertible Preferred Stock (assuming all 127 shares of Series F Convertible Preferred Stock held by Mr. Erb are converted at once and rounded up to the nearest whole share).

(4)	Consists of 67 shares issuable upon the exercise of outstanding stock options.
(5)	Consists of 206 shares issuable upon the exercise of outstanding stock options.
(6)	Consists of 376 shares issuable upon the exercise of outstanding stock options.
(7)	Consists of 134 shares issuable upon the exercise of outstanding stock options.
(8)
Consists of (i) 2,093 shares issuable upon the exercise of outstanding stock options, and (ii) 68,961 shares issuable upon conversion of outstanding shares of Series F Convertible Preferred Stock (assuming all shares Series F Convertible Preferred Stock are converted at once and rounded up to the nearest whole shares).

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2024, concerning our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,761	(1)	$474.35	40,964	(2)
Equity compensation plans not approved by security holders	112	(3)	$2,022.71	1,211	(4)
Total	3,873		$519.12	42,175

(1)
Consists of shares of our common stock that may be issued pursuant to outstanding stock options under the Second Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), the 2017 Equity Incentive Plan (the “2017 Plan”) and the 2013 Directors’ Plan.  The 2013 Non-Employee Directors’ Equity Incentive Plan (the “2013 Directors’ Plan”) expired in May 2023.

(2)
Consists of 40,964 shares of our common stock remaining available for future issuance under the 2017 Plan. There are no shares of our common stock remaining available for future issuance under the 2013 Directors’ Plan. No additional awards may be issued under the 2011 Equity Incentive Plan. The 2017 Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares available for issuance under the plan automatically adjusts by a percentage of the number of fully diluted shares outstanding. Specifically, pursuant to the 2017 Equity Incentive Plan, the share reserve under the plan will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2018 and ending on (and including) January 1, 2027, to an amount equal to 17% of the fully diluted shares outstanding on December 31st of the preceding calendar year; provided that the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares than would otherwise occur. Prior to its expiration in May 2023 and pursuant to the terms of the 2013 Directors’ Plan, the share reserve under the plan automatically increased on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2014 and ending on (and including) January 1, 2023, by an amount equal to 2% of the fully diluted shares outstanding on December 31st of the preceding calendar year; provided that the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares than would otherwise occur.

(3)
Consists of 0 shares of our common stock that may be issued pursuant to outstanding stock options under the New Hire Plan and 112 shares of our common stock that may be issued pursuant to outstanding stock options under the 2021 Inducement Plan.  The Board approved the New Hire Plan in July 2013. The New Hire Plan was superseded by our 2021 Inducement Plan in May 2021. The New Hire Plan provided for the grant of the following awards: options not intended to qualify as “incentive stock options” under Section 422 of the Code, restricted stock awards, RSU awards, stock appreciation rights and other stock awards. Eligible award recipients are individuals entering into employment with the Company who were not previously employees or directors of the Company or following a bona fide period of non-employment. All awards constituted inducements material to such individuals entering into employment with the Company within the meaning of the Nasdaq listing rules, and all awards must be granted either by the Compensation Committee or a majority of the Company’s independent directors. Promptly following the grant of an award under the New Hire Plan, the Company (i) issued a press release disclosing the material terms of the award and (ii) notified Nasdaq that it granted such award in reliance on the “inducement grant exemption” from Nasdaq’s stockholder approval requirements for equity compensation plans. As of May 2021, we are no longer issuing awards under the New Hire Plan. The Board approved the 2021 Inducement Plan in May 2021. The 2021 Inducement Plan provides for the grant of the following awards: options not intended to qualify as “incentive stock options” under Section 422 of the Code, restricted stock awards, RSU awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock awards. Eligible award recipients are individuals entering into employment with the Company who were not previously employees or directors of the Company or following a bona fide period of non-employment. All awards must constitute inducements material to such individuals entering into employment with the Company within the meaning of the Nasdaq listing rules, and all awards must be granted either by the Compensation Committee or a majority of the Company’s independent directors. Promptly following the grant of an award under the 2021 Inducement Plan, the Company must (i) issue a press release disclosing the material terms of the award and (ii) notify Nasdaq that it granted such award in reliance on the “inducement grant exemption” from Nasdaq’s stockholder approval requirements for equity compensation plans.

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

In making these determinations, our Board reviewed and discussed information provided by the directors to us with regard to each director’s business and personal activities as they may relate to us and our management.  In particular, the Board considered Mr. McCormick’s role as President and Chief Executive Officer of CorRen Medical, Inc., which is a customer of the Company. In determining that Mr. McCormick satisfies the Nasdaq objective independence tests and that his independence was not otherwise impaired under the subjective criteria, the Board determined that the Company’s transactional relationship with CorRen Medical, Inc. would not interfere with Mr. McCormick’s exercise of independent judgment. In making this determination, the Board considered, among other things, that the two transactions between the Company and CorRen Medical, Inc., whereby the Company sold certain technology to CorRen Medical, Inc. for $36,000 in May 2023 and certain other privileges to CorRen Medical, Inc. for $3,000 in September 2024, were in the aggregate substantially below 5% of the Company’s consolidated gross revenue for each of the last three fiscal years.

Our Board has affirmatively determined, after considering all of the relevant facts and circumstances, that Dr. Costanzo, Dr. Georgiou, Mr. McCormick, Mr. McDonald, and Mr. Waller, are independent directors under the applicable rules of Nasdaq, which consists of all of our directors except for Mr. Erb, our current interim chief executive officer and president and current Chairman of the Board, and Mr. Jaramillo, our former President and Chief Executive Officer. Mr. McCormick serves as our lead independent director. Each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent under Nasdaq rules. In addition, our Board has affirmatively determined that the members of the Audit Committee and Compensation Committee qualify as independent in accordance with the additional independence rules established by the SEC and Nasdaq.

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

The Company engaged in no related party transactions required to be reported under Item 404 of Regulation S-K for the fiscal years ended December 31, 2024 and 2023.

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

Independent Registered Public Accounting Firm Fees

Baker Tilly served as our independent registered public accounting firm for the years ended December 31, 2024 and December 31, 2023. The following table sets forth the fees we incurred for audit and other services provided by Baker Tilly in 2024 and 2023. 100% of such services described below were pre-approved in conformity with the Audit Committee’s pre-approval policies and procedures described above.

	2024	2023
Audit Fees(1)	$715,550	$657,525
Tax Fees(2)	34,058	32,800
Total	$749,608	$690,325

(1)
Audit fees in 2024 and 2023 consisted of fees relating to the audit of the Company’s annual consolidated financial statements included in our Annual Report on Form 10-K and the review of interim condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and fees for consents and comfort letters.

(2)	Tax fees in 2024 and 2023 consisted of fees for tax compliance, and tax planning services. Such fees primarily related to federal and state tax compliance and planning.

PART IV

Item 15.	Exhibits, and Financial Statement Schedules.

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)	Financial Statements: The financial statements filed as part of this report are listed in Part II, Item 8.

(b)	Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(c)	Exhibits: The following exhibits are incorporated by reference or filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.7	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001.-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

3.9	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	June 26, 2024	3.1

3.10	Third Amended and Restated Bylaws	10-Q	001-35312	November 12, 2024	3.13

3.11	Amendment to Third Amended and Restated Bylaws	10-Q	001-35312	November 12, 2024	3.14

3.12	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	001-35312	November 17, 2017	3.7

3.13	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock	8-K	001-35312	October 18, 2022	3.1

4.1	Form of Warrant to purchase shares of common stock	S-1/A	333-221010	November 17, 2017	4.9

4.2	Form of Series 1 and Series 2 Warrant to Purchase Shares of Common Stock	S-1/A	333-209102	February 25, 2019	4.10

4.3	Common Stock Purchase Warrant, dated May 30, 2019, between the Company and Redington, Inc.	10-Q	001-35312	August 8, 2019	4.1

4.4	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated October 23, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	October 23,2019	4.1

4.5	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated November 4, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	November 4, 2019	4.1

4.6	Form of common stock Pre-Funded Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated November 4, 2019, among the Company and the purchasers signatory thereto	8-K	001-35312	November 4, 2019	4.2

4.7	Form of Common Stock Purchase Warrant	S-1/A	333-235385	January 23, 2020	4.15

4.8	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated March 19, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 20, 2020	4.1

4.9	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated March 30, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 30, 2020	4.1

4.10	Form of common stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated May 1, 2020, among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	May 4, 2020	4.1

4.11	Form of Warrant to Purchase Shares of Common Stock	S-1/A	333-24145	August 17, 2020	4.19

4.12	Warrant to purchase shares of Common Stock	S-1/A	333-267368	October 13, 2022	4.20

4.13	Form of Warrant to purchase shares of common stock	S-1/A	333-274610	September 29, 2023	4.13

4.14	Form of Warrant to Purchase Shares of Common Stock	8-K	001-35312	May 1, 2024	4.1

4.15	Form of Pre-Funded Warrant to Purchase Shares of Common Stock	8-K	001-35312	May 1, 2024	4.2

4.16	Form of Common Warrant	8-K	001-35312	July 25, 2024	4.1

4.17	Form of Common Warrant	8-K	001-35312	August 26, 2024	4.1

4.18	Form of Placement Agent Warrant	8-K	001-35312	August 26, 2024	4.2

4.19	Form of Series I Common Stock Purchase Warrant	8-K	001-35312	November 7, 2024	4.1

4.20	Form of Series II Common Stock Purchase Warrant	8-K	001-35312	November 7, 2024	4.2

4.21	Form of Placement Agent Warrant	8-K	001-35312	November 7, 2024	4.3

4.22	Description of Securities					X

10.1	Patent License Agreement between Sunshine Heart, Inc. and Gambro UF Solutions, Inc. dated August 5, 2016	8-K	001-35312	August 8, 2016	10.1

10.2	2013 Non-Employee Directors’ Equity Incentive Plan†	14A	001-35312	April 5, 2013	App. A

10.3	Form of Stock Option Grant Notice and Option Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	May 29, 2013	10.2

10.4	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Non-Employee Directors’ Equity Incentive Plan†	10-K	001-35312	March 20, 2015	10.11

10.5	New-Hire Equity Incentive Plan†	10-Q	001-35312	August 8, 2013	10.1

10.6	First Amendment to New-Hire Equity Incentive Plan†	10-Q	001-35312	November 12, 2013	10.1

10.7	Second Amendment to New-Hire Equity Incentive Plan†	S-8	333-202904	March 20, 2015	99.12

10.8	Third Amendment to New-Hire Equity Incentive Plan†	S-8	333-210215	March 15, 2016	99.13

10.9	Fourth Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.4

10.10	Fifth Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	January 18, 2018	10.1

10.11	Sixth Amendment to New-Hire Equity Incentive Plan†	10-Q	001-35312	August 8, 2019	10.2

10.12	Seventh Amendment to New-Hire Equity Incentive Plan†	8-K	001-35312	December 6, 2019	10.1

10.13	Eighth Amendment to New-Hire Equity Incentive Plan†	8-K/A	001-35312	February 25, 2021	10.1

10.14	Form of Stock Option Grant Notice and Option Agreement for New-Hire Equity Incentive Plan†	10-Q	001-35312	November 12, 2013	10.2

10.15	2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.1

10.16	First Amendment to the 2017 Equity Incentive Plan†	14A	001-35312	September 11, 2020	App. A

10.17	Second Amendment to the 2017 Equity Incentive Plan†	10-K	001-35312	March 3, 2023	10.17

10.18	Form of Stock Option Grant Notice and Option Agreement for 2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.2

10.19	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for 2017 Equity Incentive Plan†	8-K	001-35312	May 30, 2017	10.3

10.20	Nuwellis, Inc. 2021 Inducement Plan†	8-K	001-35312	May 20, 2021	10.1

10.21	First Amendment to the 2021 Inducement Plan†	8-K	001-35312	April 21, 2022	10.1

10.22	Second Amendment to the 2021 Inducement Plan †	8-K	001-35312	March 1, 2023	10.1

10.23	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Nuwellis, Inc. 2021 Inducement Plan†	8-K	001-35312	May 20, 2021	10.2

10.24	Form of Indemnity Agreement for the Company’s executive officers and directors†	10	001-35312	September 30, 2011	10.1

10.25	Form of Change in Control Agreement for the Company’s executive officers†	10-K	001-35312	March 20, 2015	10.16

10.26	Non-Employee Director Compensation Policy (effective January 1, 2023) †	10-K	001-35312	March 3, 2023	10.27

10.27	Lease Agreement dated October 21, 2011 by and between the Company and Silver Prairie Crossroads, LLC	10	001-35312	December 16, 2011	10.18

10.28	Second Amendment to Lease, dated as of April 20, 2015, by and between the Company and Capital Partners Industrial Fund I, LLLP dba Prairie Crossroads Business Center	8-K	001-35312	April 23, 2015	10.1

10.29	Third Amendment to Lease, dated as of August 3, 2018, by and between the Company and Capital Partners Industrial Fund I, LLLP	10-Q	001-35312	November 7, 2018	10.2

10.30	Fourth Amendment to Lease, dated as of November 18, 2021, by and between the Company and Capital Partners Industrial Fund I, LLLP	8-K	001-35312	November 23, 2021	10.1

10.31	Executive Employment Agreement between Sunshine Heart, Inc. and John L. Erb, dated March 1, 2016†	8-K	001-35312	March 2, 2016	10.1

10.32	Letter Agreement dated February 15, 2017 among the Company, Sabby Volatility Warrant Master Fund, Ltd. and Sabby Healthcare Master Fund, Ltd.	8-K	003-35312	February 16, 2017	10.1

10.33	Warrant Agency Agreement between the Company and American Stock Transfer & Trust Company, LLC dated April 24, 2017	8-K	001-35312	April 25, 2017	10.1

10.34	Form of Warrant Reprice Agreement	8-K	001-35312	June 29, 2018	10.1

10.35	Warrant Agency Agreement, dated as of March 12, 2019, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	March 13, 2019	4.2

10.36	Underwriting Agreement, dated as of March 8, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 13, 2019	1.1

10.37	Form of Employee Proprietary Information, Inventions Assignment and Non-Competition Agreement for the Company’s employees, including executive officers†	10-Q	001-35312	May, 9, 2019	10.3

10.38	Offer Letter, by and between the Company and Nestor Jaramillo, dated April 12, 2019†	10-Q	001-35312	May 9, 2019	10.5

10.39	Placement Agency Agreement, dated as of October 23, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	October 23, 2019	1.1

10.40	Form of Securities Purchase Agreement, dated as of October 23, 2019, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	October 23, 2019	10.1

10.41	Placement Agency Agreement, dated as of November 4, 2019, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	November 4, 2019	1.1

10.42	Form of Securities Purchase Agreement, dated as of November 4, 2019, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	November 4, 2019	10.1

10.43	Underwriting Agreement dated as of January 24, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	January 29, 2020	1.1

10.44	Warrant Agency Agreement, dated as of January 28, 2020, between the Company and American Stock Transfer & Trust Company, LLC.	8-K	001-35312	January 29, 2020	4.2

10.45	Placement Agency Agreement, dated as of March 19, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 20, 2020	1.1

10.46	Form of Securities Purchase Agreement, dated as of March 19, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 20, 2020	10.1

10.47	Placement Agency Agreement, dated as of March 30, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	March 30, 2020	1.1

10.48	Form of Securities Purchase Agreement, dated as of March 30, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	March 30, 2020	10.1

10.49	Form of Securities Purchase Agreement, dated as of May 1, 2020, by and among the Company and the purchasers identified on the signature pages thereto	8-K	001-35312	May 4, 2020	10.1

10.50	Underwriting Agreement, dated as of August 19, 2020, by and between the Company and Ladenburg Thalman & Co. Inc.	8-K	001-35312	August 21, 2020	1.1

10.51	Warrant Agency Agreement, dated as of August 21, 2020, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	August 21, 2020	4.2

10.52	Executive Employment Agreement, dated January 16, 2021, by and between the Company and Nestor Jaramillo, Jr.†	8-K	001-35312	January 19, 2021	10.1

10.53	Executive Employment Agreement, dated January 16, 2021, by and between the Company and John L. Erb†	8-K	001-35312	January 19, 2021	10.2

10.54	Offer letter by and between the Company and Neil P. Ayotte, effective as of June 7, 2021†	10-Q	001-35312	August 12, 2021	10.4

10.55	Underwriting Agreement dated September 15, 2021, between the Company and Ladenburg Thalmann & Co. Inc., as the Representative of the several underwriters named in Schedule I thereto.	8-K	001-35312	September 17, 2021	1.1

10.56	Warrant Agency Agreement, dated as of October 18, 2022, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-35312	October 18, 2022	4.2

10.57	Leak-Out Agreement	S-1/A	333-267368	September 30, 2022	10.70

10.58	Underwriting Agreement dated as of October 14, 2022, by and between Nuwellis, Inc. and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	October 18, 2022	1.1

10.59	Offer Letter by and between Nuwellis, Inc. and Robert B. Scott, effective as of September 2, 2023	8-K	001-35312	August 18, 2023	10.1

10.60	Placement Agency Agreement dated as of October 12, 2023, by and between Nuwellis, Inc., Lake Street Capital Markets, LLC and Maxim Group LLC	8-K	001-35312	October 17, 2023	1.1

10.61	Form of Securities Purchase Agreement	S-1/A	333-274610	September 29, 2023	10.69

10.62	Form of Warrant Agency Agreement	8-K	001-35312	October 17, 2023	10.68

10.63	Consulting Agreement dated August 4, 2023 by and between Nuwellis, Inc. and Lynn Blake†	8-K	001-35312	August 8, 2023	10.2

10.64	Form of Warrant Agency Agreement	8-K	001-35312	May 1, 2024	4.3

10.65	Form of Securities Purchase Agreement, dated as of April 26, 2024, by and among Nuwellis, Inc. and the purchasers identified on the signature pages thereto	8-K	001-35312	May 1, 2024	10.1

10.66	Placement Agency Agreement dated as of April 26, 2024, by and between Nuwellis, Inc. and Roth Capital Partners, LLC	8-K	001-35312	May 1, 2024	1.1

10.67	First Amendment to Supply and Collaboration Agreement dated as of May 31, 2024 by and between the Company and DaVita Inc.	8-K	001-35312	June 6, 2024	10.1

10.68	Form of Securities Purchase Agreement	8-K	001-35312	July 25, 2024	10.2

10.69	Placement Agency Agreement dated July 24, 2024 between Nuwellis, Inc. and Roth Capital Partners LLC	8-K	001-35312	July 25, 2024	10.1

10.70	Termination Agreement to the Supply and Collaboration Agreement, dated August 21, 2024	8-K	001-35312	August 22, 2024	10.1

10.71	Placement Agency Agreement dated as of August 23, 2024, by and between Nuwellis, Inc., and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	August 26, 2024	10.1

10.72	Form of Securities Purchase Agreement	8-K	001-35312	August 26, 2024	10.2

10.73	Confidential Settlement Agreement & Release with SeaStar Medical Holding Corporation, dated October 20, 2024	8-K	001-35312	October 23, 2024	10.1

10.74	Form of Warrant Inducement Offer Letter	8-K	001-35312	November 7, 2024	10.1

19	Nuwellis, Inc. Insider Trading Policy					X

21	List of Subsidiaries	X

23.1	Consent of Baker Tilly US, LLP	X

24	Power of Attorney (included on signature page)	X

31.1	Section 302 Certification—CEO	X

31.2	Section 302 Certification—CFO	X

32.1*	Section 906 Certification—CEO	X

32.2*	Section 906 Certification — CFO	X

97	Policy for the Recovery of Erroneously Award Compensation	10-K	001-35312	March 11, 2024	97

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL contained in Exhibit 101)					X

†	Indicates management compensatory plan, contract or arrangement.

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

Date: March 11, 2025	NUWELLIS, INC.

	By:	/S/ JOHN L. ERB
John L. Erb
Interim President, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoints John L. Erb and Robert Scott as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the SEC, and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN L. ERB	Interim President, Chief Executive Officer and Chairman of the Board	March 11, 2025
John L. Erb	(principal executive officer)

/S/ ROBERT SCOTT	Chief Financial Officer	March 11, 2025
Robert Scott	(principal financial and accounting officer)

/S/ MARIA ROSA COSTANZO, M.D.	Director	March 11, 2025
Maria Rosa Costanzo, M.D.

/S/ DAVE McDONALD	Director	March 11, 2025
David McDonald

/S/ GREGORY D. WALLER	Director	March 11, 2025
Gregory D. Waller

/S/ MIKE McCORMICK	Director	March 11, 2025
Mike McCormick

/S/ ARCHELLE GEORGIOU, M.D.	Director	March 11, 2025
Archelle Georgiou, M.D.