Form 10-Q
period 2025-03-31
Nuwellis, Inc.
filed 2025-05-13
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 9, 2025 was 4,373,968.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
Nuwellis, Inc. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,557	$5,095
Accounts receivable	1,540	1,727
Inventories, net	1,752	1,718
Other current assets	274	315
Total current assets	6,123	8,855
Property, plant and equipment, net	405	478
Operating lease right-of-use asset	457	510
Other assets	21	21
TOTAL ASSETS	$7,006	$9,864

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,731	$1,640
Accrued compensation	689	640
Current portion of operating lease liability	243	238
Other current liabilities	86	41
Total current liabilities	2,749	2,559
Common stock warrant liability	426	468
Operating lease liability	249	307
Total liabilities	3,424	3,334
Commitments and contingencies

Mezzanine Equity Series J Convertible Preferred Stock as of March 31, 2025 and December 31, 2024, par value $0.0001 per share; authorized 600,000 shares, issued and outstanding 110 and 102, respectively	4	2

Stockholders’ equity
Series A junior participating preferred stock as of March 31, 2025 and December 31, 2024, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of March 31, 2025 and December 31, 2024, par value $0.0001 per share; authorized 18,000 shares, issued and outstanding 127 shares	—	—
Preferred stock as of March 31, 2025 and December 31, 2024, par value $0.0001 per share; authorized 39,352,000 shares, none outstanding	—	—
Common stock as of March 31, 2025 and December 31, 2024, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 4,373,968 and 4,373,968, respectively	—	—
Additional paid‑in capital	305,432	305,366
Accumulated other comprehensive income:
Foreign currency translation adjustment	(49)	(47)
Accumulated deficit	(301,805)	(298,791)
Total stockholders’ equity	3,578	6,528
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$7,006	$9,864

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts and weighted average shares outstanding)

	Three months ended March 31
	2025	2024
Net sales	$1,904	$1,857
Cost of goods sold	837	666
Gross profit	1,067	1,191
Operating expenses:
Selling, general and administrative	3,577	4,606
Research and development	550	1,334
Total operating expenses	4,127	5,940
Loss from operations	(3,060)	(4,749)
Other income (expense), net	7	(101)
Change in fair value of warrant liability	40	522
Loss before income taxes	(3,013)	(4,328)
Income tax expense	(1)	(2)
Net loss	(3,014)	(4,330)
Deemed dividend attributable to Series J Convertible Preferred Stock	1	541
Net loss attributable to common shareholders	$(3,013)	$(3,789)

Basic and diluted loss per share	$(0.69)	$(24.11)

Weighted average shares outstanding – basic and diluted	4,373,968	179,608

Other comprehensive loss:
Net loss	$(3,014)	$(4,330)
Foreign currency translation adjustments	(2)	(9)
Total comprehensive loss	$(3,016)	$(4,339)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2023	162,356	$—	$290,647	$(31)	$(287,626)	$2,990
Net loss	—	—	—	—	(4,330)	(4,330)
Unrealized foreign currency translation adjustment	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	158	—	—	158
Issuance of common stock from conversion of series J convertible preferred stock	31,971	—	1,535	—	—	1,535
Series J convertible preferred stock deemed dividend	—	—	541	—	—	541
Balance March 31, 2024	194,327	$—	$292,881	$(40)	$(291,956)	$885

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2024	4,373,968	$—	$305,366	$(47)	$(298,791)	$6,528
Net loss	—	—	—	—	(3,014)	(3,014)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	67	—	—	67
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance March 31, 2025	4,373,968	$—	$305,432	$(49)	$(301,805)	$3,578

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31
	2025	2024
Operating Activities:
Net loss	$(3,014)	$(4,330)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	73	76
Stock-based compensation expense	67	158
Change in fair value of warrant liability	(40)	(522)
Changes in operating assets and liabilities:
Accounts receivable	187	725
Inventory, net	(34)	(134)
Other current assets	41	21
Other assets and liabilities	45	(6)
Accounts payable and accrued expenses	139	1,150
Net cash used in operating activities	(2,536)	(2,862)

Investing Activities:
Purchases of property and equipment	—	(29)
Net cash used in investing activities	—	(29)

Financing Activities:
Proceeds from the exercise of Series J Convertible Preferred Warrants	—	500
Net cash provided by financing activities	—	500

Effect of exchange rate changes on cash	(2)	(9)
Net decrease in cash and cash equivalents	(2,538)	(2,400)
Cash and cash equivalents - beginning of period	5,095	3,800
Cash and cash equivalents - end of period	$2,557	$1,400

Supplemental cash flow information
Issuance of Series J Preferred Stock for exercise of Warrants	$—	$1,857
Issuance of Common Stock for conversion of Series J Preferred Stock	$—	$1,535
Deemed dividend on Series J Preferred Stock	$1	$541

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: Nuwellis, Inc. (the “Company”) is a commercial-stage medical device company focused on transforming the lives of people with fluid overload through the development, manufacture and commercialization of the Aquadex SmartFlow® systems ( the “Aquadex System”) for ultrafiltration therapy. The Aquadex SmartFlow® system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg. or more, whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with a wholly owned subsidiary in Ireland. The Company has been listed on Nasdaq since February 2012.
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
Principles of Consolidation: The accompanying condensed consolidated balance sheet as of December 31, 2024, which has been derived from the consolidated audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in the audited annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive loss, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could differ materially from these estimates.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2024 and 2023, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2025, the Company had an accumulated deficit of $301.8 million, and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the filing date.

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

Understanding the near-term need to raise capital, in 2024, the Company undertook steps to reduce its monthly cash burn rate by approximately 40%, balanced against its strategic growth initiatives, which was intended to provide more flexibility in anticipation of tougher capital market conditions for microcap companies like Nuwellis. These reductions included, but were not limited to, a reduction of the salaries for members of senior management, no merit increases to the base salaries of any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, no cash bonuses to any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, a reduction in Board of Director and committee fees, temporary suspension of company 401k match, travel reductions, and reductions to select professional services. The Board authorized the restoration of the Company 401K match effective October 1, 2024, and the restoration of Board and committee fees and executive salaries, effective November 1, 2024.

The Company believes that its existing capital resources will be sufficient to support its operating plan through May 31, 2025. However, the Company will seek to raise additional capital to support its growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital.

Segment Information: Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, view the Company’s operations and manages its business as a single operating segment. At March 31, 2025 and December 31, 2024, long-lived assets were located primarily in the United States.  (see Note 9 — Segment Reporting).

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition below for additional disclosures.  For the three months ended March 31, 2025, one customer represented 14% of net sales. For the three months ended March 31, 2024, one customer represented 22% of net sales.

Accounts Receivable: Accounts receivables are unsecured, recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts, and it will provide an allowance for credit losses when collection becomes doubtful. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any write-offs or significant deterioration in the aging of its accounts receivable, and therefore, no allowance for credit losses was considered necessary as of March 31, 2025, or December 31, 2024. As of March 31, 2025, three customers represented 15%, 10% and 10% of the accounts receivable balance. As of December 31, 2024, two customers represented 23% and 11% of the total accounts receivable balance.

Inventories: Inventories are recorded at the lower of cost or net realizable value using the first-in, first-out method. Overhead is allocated to manufactured finished goods inventory based on the normal capacity of the Company’s production facilities. On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving, and obsolete by considering factors such as inventory levels and expected product life. A reserve is established for any identified excess, slow moving, and obsolete inventory through a charge to cost of goods sold. Inventories consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Finished Goods	$440	$512
Work in Process	139	131
Raw Materials	1,247	1,310
Inventory Reserves	(74)	(235)
Total	$1,752	$1,718

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
The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31
	2025	2024

Stock options	3,385	4,131
Warrants to purchase common stock	5,325,058	61,087
Series F convertible preferred stock	68,961	3,683
Series J convertible preferred stock	78	58
Total	5,397,482	68,959

The following table reconciles reported net loss with reported net loss per share for each of the three months ended March 31:

	Three months ended March 31
	2025	2024
(in thousands, except per share amounts)
Net loss	$(3,014)	$(4,330)
Deemed dividend attributable to Series J Convertible Preferred Stock	1	541
Net loss after deemed dividend	(3,013)	(3,789)
Weighted average shares outstanding	4,374	180
Basic and diluted loss per share	$(0.69)	$(24.11)

Subsequent Events: The Company evaluates events through the date the condensed consolidated financial statements are filed with the SEC for events requiring adjustment to or disclosure in the condensed consolidated financial statements.  See note 10 – Subsequent Events for additional disclosures.

Note 2 – Revenue Recognition

Net Sales: The Company sells its products in the United States primarily through a direct salesforce. Customers who purchase the Company’s products include hospitals and clinics throughout the United States. In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Belarus, Brazil, Colombia, Czech Republic, Germany, Greece, Hong Kong, India, Indonesia, Israel, Italy, Panama, Romania, Singapore, Slovak Republic, Spain, Switzerland, Thailand, United Arab Emirates and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies. International revenue represents 4% and 6% of net sales for the three months ended March 31, 2025, and 2024, respectively.

Revenue from product sales is recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short-term in nature. The Company has entered into extended service plans with customers whose related revenue is recognized over time. This revenue represents less than 1% of net sales for the three months ended March 31, 2025, and 2024. The unfulfilled performance obligations related to these extended service plans are included in deferred revenue, which is included in other current liabilities on the condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore, are excluded from net sales. Revenue includes shipment and handling fees charged to customers. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

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

As of August 23, 2024 (the most recent stock offering), the conversion price of the Series F convertible preferred stock was recalculated to $542.01.  As of March 31, 2025, and December 31, 2024, 127 shares of the Series F convertible preferred stock remained outstanding.

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

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended March 31
(in thousands)	2025	2024
Selling, general and administrative expense	$65	$152
Research and development expense	2	6
Total stock-based compensation expense	$67	$158

During the three months ended March 31, 2025 and 2024, under the 2017 Equity Incentive Plan and the 2021 Inducement Plan, the Company granted 0 and 1,263 stock options, respectively, to its directors, officers and employees. Vesting generally occurs over an immediate to 48-month period based on a time-of-service condition.  The weighted-average grant date fair value of the stock-options issued during the three months ended March 31, 2025 and 2024 was $0 and $24.16 per share, respectively.

The total number of stock options outstanding as of March 31, 2025 and March 31, 2024 was 3,385 and 4,131, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three months ended March 31, 2025 and 2024:

	Three months ended March 31
	2025	2024
Expected volatility	—%	138.71%
Expected Life of options (years)	—	5.51
Expected dividend yield	—%	0%
Risk-free interest rate	—%	3.94%

During the three months ended March 31, 2025 and 2024, 137 and 1,204 stock options vested, respectively, and 488 and 223 stock options were expired or forfeited during these periods, respectively. During the three months ended March 31, 2025 and 2024, no options were exercised.

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

The fair value of the Company’s common and preferred stock warrants issued in the April 2024 and October 2022 public offerings, were calculated using a Monte Carlo valuation model and were classified as Level 3 in the fair value hierarchy

The following is a roll-forward of the fair value of the Level 3 warrants:

(in thousands)
Balance at December 31, 2023	$2,843
Exercise of Series J warrants	(1,357)
April 24,2024, issuance of common warrants	7,813
Exercise of April 2024 warrants	(1,373)
Reclassification of April 2024 warrants to equity	(2,844)
Change in fair value	(4,614)
Balance at December 31, 2024	468
Change in fair value	(42)
Balance at March 31, 2025	$426

Note 6—Income Taxes

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

As of March 31, 2025, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Note 9—Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. Nuwellis has one reportable segment: fluid overload. The Company is a medical technology company focused on developing, manufacturing, and commercializing the Aquadex System. The Company recognizes this medical device system as one reporting segment.  The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the 3 months ended March 31, 2025, and 2024:

	3 Months Ended March 31,
(in thousands)	2025	2024
Revenue	$1,904	$1,857
Gross Profit	1,067	1,191
Gross profit %	56.0%	64.1%
Operating expenses:
General and administrative	1,846	2,106
Sales and Marketing	1,430	2,081
Development	206	871
Clinical, Quality, Regulatory	578	724
Total Expenses	4,060	5,782
Stock Based Compensation	67	158
Other Expense	(46)	(419)
Net loss	(3,014)	(4,330)

Note 10—Subsequent Events

On May 12, 2025, the Company announced it had finalized an agreement with KDI Precision Manufacturing to support the next phase of Nuwellis’ growth. This strategic relationship is expected to expand Nuwellis' manufacturing capabilities, streamline operations, and enhance the company's ability to deliver high-quality products to healthcare providers and patients.

Under the agreement, KDI will assume assembly responsibilities for the Aquadex SmartFlow® Console, AquaFlexFlow® Blood Circuits, and dELC® Catheters.

Item 2.
   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

Unless otherwise specified or indicated by the context, “Nuwellis,” “Company,” “we,” “us,” and “our” refer to Nuwellis, Inc. and its subsidiary.

OVERVIEW

About Nuwellis

We are a commercial-stage medical device company dedicated to transforming the lives of patients suffering from fluid overload through science, collaboration, and innovation. The Company is focused on commercializing the Aquadex SmartFlow system for ultrafiltration therapy. The Aquadex SmartFlow system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg or more whose fluid overload is unresponsive to medical management, including diuretics.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to stock-based compensation, valuation of equity and debt securities, and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, valuations, or various assumptions that are believed to be reasonable under the circumstances. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Loss per Share: Basic loss per share is computed based on the net loss for each period divided by the weighted average number of common shares outstanding. See Note 3 – Stockholders’ Equity above for additional disclosures.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to measure fair value of the asset group. The Company has determined the fair value of the asset group associated with its loaner units by using expected cash flows estimating future discounted cash flows expected from the rental of these units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. There have been no impairment losses recognized for the three months ended March 31, 2025 or the year ended December 31, 2024.

Going Concern: Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2024 and 2023, and through March 31, 2025, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2025, we had an accumulated deficit of $301.8 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations into the future, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

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

During 2021 and through March 31, 2025, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $49.9 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. See Note 4 –Stockholders’ Equity, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the issuance of equity securities or other financing transactions. Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern.  No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

Understanding the near-term need to raise capital, in 2024, the Company undertook steps to reduce its monthly cash burn rate by approximately 40%, balanced against its strategic growth initiatives, which will provide more flexibility in anticipation of tougher capital market conditions for microcap companies like Nuwellis. These reductions included, but were not limited to, a reduction of the salaries for members of senior management, no merit increases to the base salaries of any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, no cash bonuses to any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, a reduction in Board of Director and committee fees, temporary suspension of company 401k match, travel reductions, and reductions to select professional services. The Board authorized the restoration of the Company 401K match effective October 1, 2024, and the restoration of Board and committee fees and executive salaries, effective November 1, 2024.

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

FINANCIAL OVERVIEW

We are a medical technology company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development, and conducting pre-clinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities, performing clinical research, and engaging in new product development. As of March 31, 2025, we had an accumulated deficit of $301.8 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to continue to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of three months ended March 31, 2025 to three months ended March 31, 2024

Net Sales
(in thousands)

Three months ended March 31, 2025	Three months ended March 31, 2024	Increase (Decrease)	% Change
$1,904	$1,857	$47	2.5%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors, who in turn sell to hospitals and clinics in their geographic regions. The increase in sales in the current year period is due to a 4% increase in circuit sales, reflecting continued increases in the number of patients treated with the Aquadex therapy, and an increase in console sales. The year-over-year circuit and console sales increases were partially offset by a decrease in International sales.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024	Increase (Decrease)	% Change
Cost of goods sold	$837	$666	$171	25.7%
Selling, general and administrative	$3,577	$4,606	$(1,029)	(22.3)%
Research and development	$550	$1,334	$(784)	(58.8)%

Cost of Goods Sold
The increase in cost of goods sold for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to unfavorable manufacturing variances, lower fixed overhead absorption because of lower production, and an obsolete inventory reduction related to the Company’s Flex Flow console.

Selling, General and Administrative
The decrease in selling, general and administrative expense was primarily driven by decreased headcount and compensation-related expense and lower professional services fees.

Research and Development
The decrease in R&D expense versus the prior year was primarily driven by decreased headcount and compensation-related expense and reduced R&D project spend.

Liquidity and Capital Resources

Sources of Liquidity
We have funded our operations primarily through cash on hand and a series of equity issuances.

On April 30, 2024, the Company closed on the April 2024 Offering of 240,571 shares of its common stock, 80,854 shares of its common stock for pre-funded warrants and warrants to purchase up to an aggregate of 3,214,288 shares of its common stock at a combined public offering price $8.40 per share.  All pre-funded warrants were exercised on the date of the offering.  Each share of common stock (or prefunded warrant in lieu thereof) was sold together with one warrant to purchase one and a half shares of common stock. The warrants had an exercise price of $2.10 per share, were exercisable immediately upon issuance, and will expire five years following the date of issuance. Each whole common warrant entitles the holder thereof to purchase one share of common stock.

The common warrants contained a reset of the exercise price, effective upon the Warrant Stockholder Approval, to a price equal to the lesser of (i) the then exercise price, (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split in the future and (iii) if we effect a reverse stock split prior to obtaining the approval of the Company’s stockholders, the lowest volume weighted average price for the five trading days immediately following the date we obtain the Warrant Stockholder Approval. The Company secured the Warrant Stockholder Approval on June 6, 2024.  Subsequent to June 30, 2024, the number of shares underlying the common warrants were adjusted to 2,498,331 shares and the exercise price was adjusted to $2.49 per share. In addition, the common warrants provided for full ratchet anti-dilution adjustment to the exercise price and number of shares underlying the common warrants upon our issuance of our common stock or common stock equivalents at a price per share that is less than the exercise price of the common warrants, subject to certain exemptions. In no event would the exercise price of the common warrants with respect to either adjustment be reduced below a floor price of $2.10.

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
On July 25, 2024, the Company closed on the July 2024 Offering for the purchase and sale of 469,340 shares of the Company's common stock at a price of $4.24 per share of common stock in a registered direct offering priced at-the-market under Nasdaq rules.

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

On August 23, 2024, the Company entered into a placement agency agreement with the Placement Agent and a securities purchase agreement with certain purchasers pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 483,351 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $1.8450 per share and accompanying common warrant.

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

The gross proceeds from the August 2024 Offering, before deducting the Placement Agent’s fees and expenses and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the common warrants or August Placement Agent Warrants (as defined below), was approximately $631,000. The August 2024 Offering closed on August 26, 2024. The Company also issued to the Placement Agent, or its designees, the August Placement Agent Warrants. The August Placement Agent Warrants were not registered pursuant to the prospectus supplement and the accompanying prospectus. The August Placement Agent Warrants have substantially the same terms as the common warrants described above, except that the August Placement Agent Warrants have an exercise price of $3.04425 per share and will expire August 23, 2029.

On November 5, 2024, the Company announced the entry into definitive agreements for the immediate exercise of certain outstanding warrants issued by the Company in the April 2024 Offering to purchase up to an aggregate of 1,832,517 shares of the Company’s common stock at their current exercise price of $2.10 per share for total gross proceeds of approximately $3.8 million, prior to deducting inducement agent fees and estimated offering expenses. In consideration for the immediate exercise of the April 2024 Offering warrants, the Company issued the Series I Warrants and the Series II Warrants to purchase up to an aggregate of 3,665,034 shares of common stock.  The Company determined the inducement to be a modification of the April Warrants. The change in fair value associated with the inducement was $1.4 million, which was recorded as an offering expense within additional paid in capital. The Series I Warrants have an exercise price of $1.94, are exercisable six (6) months from the date of issuance, and have a term of five (5) years from the date of exercisability. The Series II Warrants have an exercise price of $1.94, are exercisable six (6) months from the date of issuance, and have a term of two (2) years from the date of exercisability. The Series I Warrants and Series II Warrants are fixed priced and do not contain any variable pricing features. The Company also issued to the Placement Agent, or its designees, warrants to purchase up to 54,976 shares of the Company’s common stock as part of the compensation payable to the Placement Agent in connection with the warrant inducement. The Series I Warrants and Series II Warrants described above were offered in a private placement pursuant to an applicable exemption from the registration requirements under Section 4(a)(2) of the Securities Act, and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. The securities were offered only to accredited investors. The Company filed a registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the Series I Warrants, Series II Warrants, and the warrants issued to the Placement Agent in the August 2024 offering and November 2024 warrant inducement.

As of March 31, 2025 and December 31, 2024, cash and cash equivalents were $2.6 million and $5.1 million, respectively. Our business strategy and ability to fund our operations in the future depend in part on our ability to grow the Aquadex Business by expanding our salesforce, selling our products to hospitals and other healthcare facilities, and controlling costs. We will need to seek additional financing in the near future, which, to date, has been primarily through offerings of our equity securities.

Cash Flows used in Operating Activities
Net cash used in operating activities was $2.5 million and $2.9 million for the three months ended March 31, 2025, and March 31, 2024, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, partially offset by non-cash charges for stock-based compensation, depreciation and amortization, and revaluation of the warrant liability, and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows used in Investing Activities
Net cash used in investing activities was $0 and $29,000 for the three months ended March 31, 2025, and 2024, respectively. The cash used in investing activities in the prior year was for the purchase of manufacturing, laboratory, and office equipment.

Cash Flows provided by (used in) Financing Activities
Net cash provided by financing activities was $0 and $500,000 for the three months ended March 31, 2025, and 2024, respectively. The cash provided by financing activities in the prior year was the result of proceeds received from the exercise of warrants.  There have been no financings during the first quarter of fiscal 2025.

Capital Resource Requirements
As of March 31, 2025, we did not have any material commitments for capital expenditures.

Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management.  All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, business development, and employees, our ability to execute on our strategic realignments, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.  Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in other reports filed thereafter with the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

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

As of March 31, 2025, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2025. The Certifying Officers based their conclusion on the fact that the Company has identified two material weaknesses in controls over financial reporting, as detailed in the 2024 Annual Report on Form 10-K. In light of this fact, management expects to perform additional analyses, reconciliations, and remediations.

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

PART II—OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

None.

Item 1A.      Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the year ended December 31, 2024, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. The risk factors included below should be read together with those Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to Our Business
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

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly impact the cost of Aquadex System, and other parts and supplies sourced internationally or impact the cost of service providers located outside of the United States, which in turn would negatively impact us. We currently source certain raw materials of the Aquadex System from China and are monitoring possible tariff impacts.

Changes in U.S. federal government funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent new products and services from being developed or commercialized, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the drug industry.

However, any future government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA to perform its respective roles and may have a related impact on academic institutions and research laboratories whose funding is fully or partially dependent on both the level and the timing of funding from government sources. Robert F. Kennedy Jr., the current Secretary of the U.S. Department of Health and Human Services, which oversees the FDA has previously stated his intent to downsize or restructure this agency, including by appointing new directors to the agencies. We cannot anticipate the effect that any such restructuring or new appointments may have on our business.

In the event of a partial or complete government shutdown, the FDA and certain other science agencies may temporarily cease certain operations. Furthermore, during such shutdown, the FDA may maintain only operations deemed to be essential for public health while suspending the acceptance of new medical product applications and routine regulatory and compliance work related to medical products, certain drugs, and foods.

Disruptions at the FDA and other agencies, such as those resulting from a restructuring of these agencies, a government shutdown, or uncertainty from stopgap spending bills may slow the time necessary for new drugs and devices to be reviewed and/or approved by necessary government agencies and may affect the ability of the healthcare and drug industries to deliver new products to the market in a timely manner, which would adversely affect our tenants’ operating results and business. Interruptions to the function of the FDA and other government agencies could adversely affect the demand for laboratory space and significantly impact our operating results and our business.

If we experience an interruption in supply from a material sole source supplier, our business may be harmed.

We are dependent on sole source suppliers to produce raw materials including our one fully validated third-party sterilizer. If there is any interruption in supply of our raw materials from these sole source suppliers, for any reason, there can be no assurance that we will be able to obtain adequate alternative quantities of the raw materials within a reasonable time or at commercially reasonable prices. Our suppliers could discontinue the manufacturing or supply of these components at any time.

We do not carry a significant inventory of some of these components. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those suppliers or our relative importance to them as a customer, and our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us. In addition, if these suppliers are unable to deliver components to us, whether due to a labor shortage, slow down or stoppage, or for any other reason, we would be required to seek alternative suppliers. We might not be able to identify and qualify additional or replacement suppliers for any of these components quickly or at all or without incurring significant additional costs.

We cannot guarantee that we will be able to establish and validate  alternative relationships on similar terms, without delay or at all. Finding and validating alternative suppliers may not be feasible or could take a significant amount of time and involve significant expense, and any such delay could significantly harm our business resulting in backorders, production delays and rationing end-user product availability. While we have taken steps to attempt to mitigate the impact of potential supply shortages, a future shortage may have a negative impact on our ability to manufacture our products and harm our business.

Item 2.
   Unregistered Sales of Equity Securities AND Use of Proceeds

None

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s three months ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6.
   Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended March 31, 2025

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

3.9	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	June 26, 2024	3.1

3.10	Third Amended and Restated Bylaws	10-Q	333-221010	November 12, 2024	3.13

3.11	Amendment to Third Amended and Restated Bylaws	10-Q	001-35312	November 12, 2024	3.14

3.12	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	001-35312	November 17, 2017	3.7

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock	8-K	001-35312	October 18, 2022	3.1

10.1	Separation and Release Agreement between the Company and Nestor Jaramillo, Jr., dated February 23, 2025	8-K	001-35312	February 24, 2025	10.1

10.2	Letter Agreement between the Company and John L. Erb, dated as of February 18, 2025	8-K	001-35312	February 24, 2025	10.2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: May 13, 2025	By:	/s/ John L. Erb
John L. Erb
Interim President and Chief Executive Officer

Date: May 13, 2025	By:	/s/ Robert Scott
Robert Scott
Chief Financial Officer