Form 10-Q
period 2025-06-30
Nuwellis, Inc.
filed 2025-08-14
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 8, 2025 was 902,665.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Nuwellis, Inc. AND SUBSIDIARy
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$4,450	$5,095
Accounts receivable	1,193	1,727
Inventories, net	2,028	1,718
Other current assets	745	315
Total current assets	8,416	8,855
Property, plant and equipment, net	359	478
Operating lease right-of-use asset	404	510
Other assets	21	21
TOTAL ASSETS	$9,200	$9,864

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$3,008	$1,640
Accrued compensation	561	640
Current portion of operating lease	249	238
Other current liabilities	74	41
Total current liabilities	3,892	2,559
Warrant liabilities	14,074	468
Operating lease liability	189	307
Total liabilities	18,155	3,334
Commitments and contingencies

Mezzanine Equity Series J Convertible Preferred Stock as of June 30, 2025 and December 31, 2024, par value $0.0001 per share; authorized 600,000 shares, issued and outstanding 119 and 102, respectively	5	2
Stockholders’ equity (deficit)
Series A junior participating preferred stock as of June 30, 2024 and December 31, 2023, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of June 30, 2025 and December 31, 2024, par value $0.0001 per share; authorized 18,000 shares, issued and outstanding 27 and 127 shares, respectively.	—	—
Series F-1 convertible preferred stock as of June 30, 2025 and December 31,2024, par value $0.0001 per share; authorized 18,000 shares, issued and outstanding 34 and 0 shares, respectively	—	—
Preferred stock as of June 30, 2025 and December 31, 2024, par value $0.0001 per share; authorized 39,352,000 shares, none outstanding	—	—
Common stock as of June 30, 2025 and December 31, 2024, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 527,158 and 104,142, respectively	—	—
Additional paid‑in capital	305,452	305,366
Accumulated other comprehensive income:
Foreign currency translation adjustment	(54)	(47)
Accumulated deficit	(314,358)	(298,791)
Total stockholders’ equity (deficit)	(8,960)	6,528
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,200	$9,864

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts and weighted average shares outstanding)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Net sales	$1,725	$2,194	$3,629	$4,051
Cost of goods sold	767	720	1,604	1,386
Gross profit	958	1,474	2,025	2,665
Operating expenses:
Selling, general and administrative	3,189	3,236	6,766	7,842
Research and development	675	558	1,225	1,892
Total operating expenses	3,864	3,794	7,991	9,734
Loss from operations	(2,906)	(2,320)	(5,966)	(7,069)
Other income (expense), net	10	6	17	(95)
Financing expense	(10,553)	(5,607)	(10,553)	(5,607)
Change in fair value of warrant liabilities	900	198	940	720
Loss before income taxes	(12,549)	(7,723)	(15,562)	(12,051)
Income tax expense	(4)	(2)	(5)	(4)
Net loss	$(12,553)	$(7,725)	$(15,567)	$(12,055)
Deemed dividend attributable to Series J Convertible Preferred Stock	1	—	2	541
Net loss attributable to common shareholders	$(12,552)	$(7,725)	$(15,565)	$(11,514)

Basic and diluted loss per share	$(60.99)	$(791.82)	$(100.44)	$(139.74)

Weighted average shares outstanding – basic and diluted	205,839	9,755	154,991	86,261

Other comprehensive loss:
Net Loss	$(12,553)	$(7,725)	$(15,567)	$(12,055)
Foreign currency translation adjustments	$(5)	$(2)	$(7)	$(11)
Total comprehensive loss	$(12,558)	$(7,727)	(15,574)	$(12,066)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity(Deficit)
(Unaudited)
(in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity(Deficit)
Balance December 31, 2023	3,866	$—	$290,647	$(31)	$(287,626)	$2,990
Net loss	—	—	—	—	(4,330)	(4,330)
Unrealized foreign currency translation adjustment	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	158	—	—	158
Issuance of common stock from conversion of Series J Convertible Preferred Stock	761	—	1,535	—	—	1,535
Series J Convertible Preferred Stock deemed dividend	—	—	541	—	—	541
Balance March 31, 2024	4,627	$—	$292,881	$(40)	$(291,956)	$885
Net loss	—	—	—	—	(7,725)	(7,725)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	115	—	—	115
Issuance of common stock, net	7,653	—	(109)	—	—	(109)
Balance June 30, 2024	12,280	$—	$292,887	$(42)	$(299,681)	$(6,836)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2024	104,142	$—	$305,366	$(47)	$(298,791)	$6,528
Net loss	—	—	—	—	(3,014)	(3,014)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	67	—	—	67
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance March 31, 2025	104,142	$—	$305,432	$(49)	$(301,805)	$3,578
Net loss	—	—	—	—	(12,553)	(12,553)
Unrealized foreign currency translation adjustment	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	17	—	—	17
Issuance of common stock, net	396,825	—	3	—	—	3
Issuance of common stock for Preferred Conversion	26,191	—	—	—	—	—
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance June 30, 2025	527,158	$—	$305,451	$(53)	$(314,358)	$(8,960)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30
	2025	2024
Operating Activities:
Net loss	$(15,567)	$(12,055)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	123	151
Stock-based compensation expense	84	273
Change in fair value of warrant liabilities	(940)	(720)
Financing expense	10,553	5,607
Changes in operating assets and liabilities:
Accounts receivable	534	659
Inventory, net	(310)	30
Other current assets	(430)	(395)
Other assets and liabilities	32	5
Accounts payable and accrued expenses	1,288	829
Net cash used in operating activities	(4,633)	(5,616)

Investing Activities:
Purchases of property and equipment	(4)	(53)
Net cash used in investing activities	(4)	(53)

Financing Activities:
Issuance of common stock and warrants from offering, net	3,999	2,403
Proceeds from the exercise of Series J Convertible Preferred Warrants	—	500
Net cash provided by financing activities	3,999	2,903

Effect of exchange rate changes on cash	(7)	(11)
Net decrease in cash and cash equivalents	(645)	(2,777)
Cash and cash equivalents - beginning of period	5,095	3,800
Cash and cash equivalents - end of period	$4,450	$1,023

Supplemental cash flow information

Issuance of Series J Preferred Stock for exercise of Warrants	$—	$1,857
Issuance of Common Stock for conversion of Series J Preferred Stock	$—	$1,535
Issuance of Common Stock for conversion of Series F-1 Preferred Stock	$1,100	$—
Deemed dividend on Series J Preferred Stock	$2	$(541)
Common stock offering costs included in prepaids	$—	$306

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: Nuwellis, Inc. (the “Company”) is a medical technology company dedicated to transforming the lives of patients suffering from fluid overload through science, collaboration, and innovation. The Company is focused on commercializing the Aquadex SmartFlow system for ultrafiltration therapy. The Aquadex SmartFlow system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg or more whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with a wholly owned subsidiary in Ireland. The Company has been listed on Nasdaq since February 2012.

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

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2024 and 2023, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2025, the Company had an accumulated deficit of $314.4 million, and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the filing date.

The Company became a revenue-generating company after acquiring the Aquadex Business in August 2016. The Company expects to incur additional losses in the near-term as it grows the Aquadex Business, including investments in expanding its sales and marketing capabilities, purchasing inventory, investing in clinical research and new product development, and complying with the requirements related to being a U.S. public company. To become and remain profitable, the Company must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require the Company to succeed in training personnel at hospitals and effectively distributing the Aquadex System and related components. There can be no assurance that the Company will succeed in these activities, and it may never generate revenues sufficient to achieve profitability.

Understanding the near-term need to raise capital, in 2024, the Company undertook steps to reduce its monthly cash burn rate by approximately 40%, balanced against its strategic growth initiatives, which was intended to provide more flexibility in anticipation of tougher capital market conditions for microcap companies like Nuwellis. These reductions included, but were not limited to, a reduction of the salaries for members of senior management, no merit increases to the base salaries of any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, no cash bonuses to any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, a reduction in Board of Director and committee fees, temporary suspension of the Company’s 401k match, travel reductions, and reductions to select professional services. The Board authorized the restoration of the Company 401K match effective October 1, 2024, and the restoration of Board and committee fees and executive salaries, effective November 1, 2024.

The Company believes that its existing capital resources will be sufficient to support its operating plan into the fourth quarter of 2025. However, the Company will seek to raise additional capital to support its growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital.

Segment Information: Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, view the Company’s operations and manages its business as a single operating segment. On June 30, 2025 and December 31, 2024, long-lived assets were located primarily in the United States. (see Note 9 — Segment Reporting).

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition below for additional disclosures. For the three months ended June 30, 2025, one customer represented 20% of net sales. For the six months ended June 30, 2025, one customer represented 16% of net sales. For the three months ended June 30, 2024, two customers represented 16% and 12% of net sales. For the six months ended June 30, 2024, two customers each represented 19% and 11% of net sales.

Accounts Receivable: Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date, the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for credit losses was considered necessary as of June 30, 2025, or December 31, 2024. As of June 30, 2025, three customers represented 25%, 13% and 12% of the accounts receivable balance. As of December 31, 2024, two customers represented 23% and 11% of the total accounts receivable balance.

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

(in thousands)	June 30, 2025	December 31, 2024
Finished Goods	$298	$512
Work in Process	425	131
Raw Materials	1,380	1,310
Inventory Reserves	(75)	(235)
Total	$2,028	$1,718

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30
	2025	2024

Stock options	4,471	79
Warrants to purchase common stock	1,726,049	12,438
Series F convertible preferred stock	10,719	381
Series F-1 convertible preferred stock	13,498	—
Series J convertible preferred stock	70	52
Total	1,754,807	12,950

The following table reconciles reported net loss with reported net loss per share for each of the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
(in thousands, except per share amounts)
Net loss	$(12,553)	$(7,725)	$(15,567)	$(12,055)
Deemed dividend attributable to Series J Convertible Preferred Stock	1	—	2	541
Net loss attributable to common shareholders	$(12,552)	$(7,725)	$(15,565)	$(11,514)
Weighted average shares outstanding	206	10	155	86
Basic and diluted loss per share	$(60.99)	$(791.82)	$(100.44)	$(139.74)

Recently Issued Accounting Pronouncements: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The Company is evaluating its disclosure approach for ASU 2023-09 and anticipates adopting the standard for the annual period ending December 31, 2025.

Subsequent Events: The Company evaluates events through the date the condensed consolidated financial statements are filed for events requiring adjustment to or disclosure in the condensed consolidated financial statements.

Note 2 – Revenue Recognition

Net Sales: The Company sells its products in the United States primarily through a direct salesforce. Customers who purchase the Company’s products include hospitals and clinics throughout the United States. In countries outside the United States, the Company sells its products through a limited number of specialty healthcare distributors in Austria, Belarus, Brazil, Colombia, Czech Republic, Germany, Greece, Hong Kong, India, Indonesia, Israel, Italy, Panama, Romania, Singapore, Slovak Republic, Spain, Switzerland, Thailand, United Arab Emirates and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies. International revenue represents 3% of net sales for both the three months ended June 30, 2025 and 2024, and 4% of net sales for both the six months ended June 30, 2025 and 2024, respectively.

Revenue from product sales is recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company has entered into extended service plans with customers whose related revenue is recognized over time. This revenue represents less than 1% of net sales for the three and six months ended June 30, 2025 and 2024. The unfulfilled performance obligations related to these extended service plans are included in deferred revenue, which is included in other current liabilities on the condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3 – Stockholders’ Equity

Series F Convertible Preferred Stock: On November 27, 2017, the Company closed on an underwritten public offering of Series F convertible preferred stock and warrants to purchase shares of common stock. The Series F convertible preferred stock has full ratchet price-based anti-dilution protection, subject to customary carve-outs, in the event of a down-round financing at a price per share below the conversion price of the Series F convertible preferred stock (which protection will expire if, during any 20 of 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 300% of the then-effective conversion price of the Series F convertible preferred stock and the daily dollar trading volume for each trading day during such period exceeds $7,000,000). Effective for every stock offering or reverse stock split, the conversion price of the Series F convertible preferred stock has been recalculated based on the offering price.

As of July 7, 2025 (the effective date of the most recent reverse stock split), the conversion price of the Series F convertible preferred stock was recalculated to $397.00. As of June 30, 2025 and December 31, 2024, 27 shares and 127 shares of the Series F convertible preferred stock remained outstanding, respectively.

Series F-1 Convertible Preferred Stock: On June 6, 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series F-1 Convertible Preferred Stock with the State of Delaware. At that time, 100 shares of Series F Preferred Stock were outstanding and owned by the Company’s Chief Executive Officer, John L. Erb. Such 100 shares of Series F Preferred Stock were exchanged for Series F-1 Preferred Shares pursuant to a Securities Exchange Agreement between John L. Erb and the Company, dated June 9, 2025.

On June 9, 2025, 66 shares of the Series F-1 Preferred shares were converted into 26,191 shares of the Company’s common stock. The conversion rate for the 66 Series F-1 Preferred Shares was $397.00 per share.

As of June 18, 2025, 66 of series F-1 Preferred shares had been converted to common stock and 34 remained outstanding.

June 2025 Stock Offering: On June 10, 2025, the Company announced the closing of its public offering of 61,444 shares of its common stock (“Common Stock”), pre-funded warrants to purchase 335,381 shares of Common Stock (all pre-funded warrants were exercised on this date), in each case with accompanying Series A Warrants to purchase up to 1,190,480 shares of Common Stock and Series B Warrants to purchase up to 396,829 shares of Common Stock with gross proceeds of approximately $5.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. The public offering price per share of Common Stock and accompanying warrants is $12.60 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants is $12.5958 per pre-funded warrant and accompanying warrants. Each pre-funded warrant has an exercise price of $0.0042 per pre-funded warrant, and was immediately exercisable. The Series B Warrants have an exercise price of $12.60, and will be exercisable for a period of five years following the receipt of stockholder approval, as required by the applicable rules and regulations of Nasdaq. The Series A Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2025 Reverse Stock Split equal to the greater of: (i) 20% of the combined public offering price per share of Common Stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2025 Reverse Stock Split. After the reverse stock split effectuated on July 3, 2025, the reset exercise price of the Series A warrants was set at $7.00 per share. The Series B Warrants include a zero cash exercise option allowing holders of a Series B Warrant the right to receive, without payment of any additional cash to the Company, an aggregate number of shares equal to the number of shares of Common Stock that would be issuable upon a cash exercise of such Series B Warrants.

The Series A and B warrants offered in this financing were determined to be classified as a liability on the condensed consolidated balance sheet.  An independent valuation of the warrants was performed and reviewed with management.  The Series A warrants were valued using the Monte Carlo Simulation Model utilizing US Treasury Rates, Volatily rates, common stock price and assumptions around date and likelihood of a reverse split exercise price adjustment.  The Series B warrants were valued using the common stock price given the zero exercise price.  The valuation at issuance was $14.5 million and at June 30, 2025, was $13.7 million, representing a warrant liability decrease of $0.8 million from issuance. The $0.8 million warrant liability decrease from issuance has been reported on the condensed consolidated  statement of operations as a “Change in fair value of warrant liability”.  The warrant valuation of $14.5 million exceeded the gross proceeds of $5.0 million.  Accordingly if the warrant valuation exceeds the gross proceeds, the difference will be recorded as ‘Day 1 interest’.  You will find this difference, along with other issuance costs (discounts, legal, printing) reported on the condensed consolidated  statement of operations as “Financing expense”.
Reverse Stock Split: The Company effectuated a one-for-thirty-five reverse stock split on June 27, 2024.

On June 19, 2025, the Board approved a one-for-forty-two reverse stock split of the Company’s issued and outstanding shares of common stock (the “2025 Reverse Stock Split”). On July 2, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect the 2025 Reverse Stock Split. The 2025 Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on July 3, 2025, and the Company’s common stock began trading on a split-adjusted basis when the market opened on July 7, 2025. When the 2025 Reverse Stock Split became effective, every forty-two shares of the Company’s issued and outstanding common stock (and such shares held in treasury) automatically was converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the conversion of the Company’s outstanding shares of preferred stock and exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock that was created as a result of the 2025 Reverse Stock Split was rounded down to the next whole share and the stockholder received cash equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company’s common stock as reported on Nasdaq on the last trading day before the 2025 Reverse Stock Split became effective. All share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended June 30		Six months ended June 30
(in thousands)	2025	2024	2025	2024
Selling, general and administrative expense	$14	$115	$79	$272
Research and development expense	3	—	5	1
Total stock-based compensation expense	$17	$115	$84	$273

During the three months ended June 30, 2025 and 2024, under the 2017 Equity Incentive Plan, and the 2021 Inducement Plan, the Company granted 4,409 and 0 stock options, respectively, to its directors, officers and employees. During the six months ended June 30, 2025 and 2024, the Company granted 4,409 and 28 stock options, respectively, to its directors, officers and employees. Vesting generally occurs either immediately or up to a 48-month period based on a time-of-service condition. The weighted-average grant date fair value of the stock-options issued during the three months ended June 30, 2025 was $19.23. The weighted-average grant date fair value of the stock options issued during the six months ended June 30, 2025 and 2024 was $19.23 and $920.22 per share, respectively.

The total number of stock options outstanding as of June 30, 2025 and June 30, 2024 was 4,471 and 79, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024

Expected volatility	137.35%	138.70%	137.35%	138.70%
Expected Life of options (years)	5.5	5.51	5.5	5.51
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.90%	3.94%	3.90%	3.94%

During the three months ended June 30, 2025 and 2024, 140 and 11 stock options vested, respectively, and 5 and 0 stock options were expired or forfeited during these periods, respectively. During the six months ended June 30, 2025 and 2024, 140 and 31 stock options vested, respectively, and 16 and 3 stock options were expired or forfeited during these periods, respectively. During the three and six months ended June 30, 2025 and 2024, no options were exercised.

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

The fair value of the Company’s common and preferred stock warrant liabilities related to the warrants issued in the October 2022, October 2023 and April 2024 public offerings were calculated using a Monte Carlo valuation model and were classified as Level 3 in the fair value hierarchy.

(in thousands)	June 30 2025	December 31 2024
Warrant liability Series A	$9,991	$—
Warrant liability Series B	3,674	—
Warrant liability Series J	409	468
Total warrant liabilities	$14,074	$468

The following is a roll-forward of the fair value of the Level 3 warrants:

(in thousands)
Balance at December 31, 2023	$2,843
Exercise of Series J warrants	(1,357)
April 24, 2024, issuance of common warrants	7,813
Exercise of April 2024 warrants	(1,373)
Reclassification of April 2024 warrants to equity	(2,844)
Change in fair value	(4,614)
Balance at December 31, 2024	468
June 10, 2025, issuance of common warrants	14,547
Change in fair value	(941)
Balance at June 30, 2025	$14,074

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

As of June 30, 2025, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2024.

On July 4, 2025 the One Big Beautiful Bill Act (OBBBA) was enacted and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

Note 7—Operating Leases

The Company leases a 23,000 square foot facility located in Eden Prairie, Minnesota for office and manufacturing space under a non-cancelable operating lease that expires in March 2027. In November 2021, the Company entered into a fourth amendment to the lease, extending the term of the lease from March 31, 2022 to March 31, 2027. This facility serves as our corporate headquarters and houses substantially all our functional departments. Monthly rent and common area maintenance charges, including estimated property tax for our headquarters, total approximately $36,000. The lease contains provisions for annual inflationary adjustments. Rent expense is being recorded on a straight-line basis over the term of the lease. Beginning on April 1, 2022, the annual base rent was $10.50 per square foot, subject to future annual increases of $0.32 to $0.34 per square foot.

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

Note 9—Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. Nuwellis has one reportable segment: fluid overload. The Company is a medical technology company focused on developing and commercializing the Aquadex System. The Company recognizes this medical device system as one reporting segment. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the 3 months and 6 months ended June 30, 2025 and 2024:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Revenue	$1,725	$2,194	$3,629	$4,051
Gross Profit	958	1,474	2,025	2,665
Gross profit %	55.5%	67.2%	55.8%	65.8%
Operating expenses:
General and administrative	1,347	1,405	3,189	3,510
Sales and marketing	1,598	1,495	3,028	3,576
Development	327	246	533	1,116
Clinical, Quality, Regulatory	575	533	1,157	1,259
Total operating expenses	3,847	3,679	7,907	9,461
Stock Based Compensation	17	115	84	273
Other Expense	9,647	5,405	9,601	4,986
Net loss	$(12,553)	$(7,725)	$(15,567)	$(12,055)

Note 10—Subsequent Events

In May 2024, the Company received a letter from the Listing Qualifications Staff (the “Staff”) informing the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq, under Listing Rule 5550(b)(1) (the “Stockholder’s Equity Requirement”).

After appearing before the Nasdaq Hearings Panel (the “Panel”) and presenting its plan of compliance for the Stockholder’s Equity Requirement to the Panel, the Company was notified on August 8, 2024 by Nasdaq that the Panel had granted the Company’s request for continued listing, subject to, among other things, the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, evidencing compliance with the Stockholder’s Equity Requirement. The letter also indicated that pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter. If, within that one-year monitoring period, the Staff found the Company out of compliance with the Stockholder’s Equity Requirement, the Company will not be permitted to provide the Staff with a plan of compliance with respect to the deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor would the Company be afforded an applicable cure or compliance period; instead, the Staff will issue a delisting letter and the Company will have the opportunity to request a new hearing, where the Company’s securities may be at that time subject to delisting.

On June 10, 2025, the Company closed an offering (the “June 2025 Offering”) of 61,444 shares of its common stock, pre-funded warrants to purchase 335,381 shares of common stock, Series A Warrants to purchase up to 1,190,480 shares of common stock (“Series A Warrants”) and Series B Warrants to purchase up to 396,829 shares of common stock (“Series B Warrants”) at a public offering price per share of common stock and accompanying warrants of $12.60 and public offering price per pre-funded warrant and accompanying warrants of $12.5958. Each of the Series A Warrants and the Series B Warrants had an exercise price of $12.60. The Series A Warrants contained a one-time reset of the exercise price that was triggered by the 2025 Reverse Stock Split and resulted in the exercise price of the Series A Warrants reseting to $7.00 per share.  The Series B Warrants contained an “alternative cashless exercise” provision that gave holders the option to convert each Series B Warrant into common stock for no exercise price.  As a result of these terms, the outstanding Series A Warrants and the Series B Warrants were classified as a liability on the Company’s balance sheet until, in the case of the Series A Warrants, the price reset was triggered, and in the case of the Series B Warrants, the warrants were exercised for shares of common stock.

As a result of the above, the Company’s stockholders’ equity as of June 30, 2025, as reported in the interim financial statements included in this Quarterly Report on Form 10-Q, was below the Stockholders’ Equity Requirement.  However, as of the date of the filing of this Quarterly Report on Form 10-Q, the liability associated with the Series A Warrants has been reclassified as equity and a majority of the liability associated with the Series B Warrants has been removed as these were exercised into common stock, resulting in a pro forma stockholders’ equity of $4,507 (in thousands) as of June 30, 2025, and the Company believes it continues to be compliance with the minimum Stockholders’ Equity Requirement.

The following table sets forth the Company’s total stockholders’ deficit as reported as of June 30, 2025 and as adjusted on an unaudited pro forma basis to reflect the reclassification of the Series A and Series B warrants from liability to stockholders’ equity (amounts in thousands):

Total stockholders’ deficit as of June 30, 2025	$(8,960)
Reclassification of Series A Warrants on July 14, 2025	9,991
Reclassification of Series B Warrants due to exercises through August 8, 2025	3,476
Unaudited pro forma total stockholders’ equity as of June 30, 2025	$4,507

As reflected in the pro forma unaudited stockholders’ equity table above, the Company would have reported stockholders’ equity of $4.507 million on a pro forma basis as of June 30, 2025, had the reclassification of the Series A and Series B warrants occurred by that date. Importantly, as of the date of the filing of this Quarterly Report on Form 10-Q, the Company believes it continues to have stockholders’ equity of at least $2.5 million, which is the applicable minimum requirement for the continued listing of the Company’s securities on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b).  The Company continues to actively monitor its performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. Nasdaq will also continue to monitor our ongoing compliance with the Stockholder’s Equity Requirement, and, if at the time of our next periodic report we do not evidence such compliance, we may be subject to delisting.   For additional information, See Item 1A – Risk Factors, Risks Related to Our Common Stock.

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

Recent Developments

Nasdaq Compliance

On June 18, 2025, Nuwellis, Inc. (the “Company”) received a letter (the “Deficiency Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing the Company that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Deficiency Notice also indicated that the Company was not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) because the Company effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one; accordingly, the Company was informed that its securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). As previously disclosed, the Company effected the 2024 Reverse Stock Split on June 27, 2024. The Company timely requested a hearing before the Panel, which was scheduled for August 12, 2025. At its annual meeting held on May 20, 2025, the Company’s stockholders approved a proposal allowing the board of directors of the Company to effect a reverse split in the range of 1-for-5 to 1-for-70. The Company’s board of directors authorized the 2025 Reverse Stock Split to regain compliance with the Minimum Bid Price Requirement. On July 22, 2025, the Company received formal notice from Nasdaq stating that it has resolved the previously disclosed bid price deficiency. As a result, the hearing previously scheduled with the Nasdaq Hearings Panel for August 12, 2025, has been cancelled, and shares of the Company’s common stock will continue to be listed and traded on the Nasdaq Capital Market under the ticker “NUWE.”

Public Offering

On June 10, 2025, the Company announced the closing of its public offering of 61,444 shares of its common stock (“Common Stock”), pre-funded warrants to purchase 335,381 shares of Common Stock (all pre-funded warrants were exercised on this date), in each case with accompanying Series A Warrants to purchase up to 1,190,480 shares of Common Stock and Series B Warrants to purchase up to 396,829 shares of Common Stock with gross proceeds of approximately $5.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. The public offering price per share of Common Stock and accompanying warrants is $12.60 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants is $12.5958 per pre-funded warrant and accompanying warrants. Each pre-funded warrant has an exercise price of $0.0042 per pre-funded warrant, and was immediately exercisable. The Series B Warrants have an exercise price of $12.60, and will be exercisable for a period of five years following the receipt of stockholder approval, as required by the applicable rules and regulations of Nasdaq. The Series A Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2025 Reverse Stock Split equal to the greater of: (i) 20% of the combined public offering price per share of Common Stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2025 Reverse Stock Split. After the reverse stock split effectuated on July 3, 2025, the reset exercise price of the Series A warrants was set at $7.00 per share. The Series B Warrants include a zero cash exercise option allowing holders of a Series B Warrant the right to receive, without payment of any additional cash to the Company, an aggregate number of shares equal to the number of shares of Common Stock that would be issuable upon a cash exercise of such Series B Warrants.

The Series A and B warrants offered in this financing were determined to be classified as a liability on the balance sheet. An independent valuation of the warrants was performed and reviewed with management, and the valuation at issuance was $14.5 million and at June 30, 2025, was $13.7 million, representing a warrant liability decrease of $0.8 million from issuance. The $0.8 million warrant liability decrease from issuance has been reported on the condensed consolidated statement of operations as a “Change in fair value of warrant liability”. The warrant valuation of $14.5 million exceeded the gross proceeds of $5.0 million. Accordingly if the warrant valuation exceeds the gross proceeds, the difference will be recorded as ‘Day 1 interest’. You will find this difference, along with other issuance costs (discounts, legal, printing) reported on the condensed consolidated statement of operations as “Financing expense”.

Reverse Stock Split

On June 19, 2025, the Board approved the 2025 Reverse Stock Split. On July 2, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect the 2025 Reverse Stock Split, which became effective as of 5:00 p.m. Eastern Time on July 3, 2025, and the Company’s Common Stock began trading on a split-adjusted basis when the market opened on July 7, 2025. When the 2025 Reverse Stock Split became effective, every forty-two shares of the Company’s issued and outstanding common stock (and such shares held in treasury) automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the conversion of the Company’s outstanding shares of preferred stock and exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock that was created as a result of the 2025 Reverse Stock Split was rounded down to the next whole share and the stockholder received cash equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company’s Common Stock as reported on Nasdaq on the last trading day before the 2025 Reverse Stock Split becomes effective. All share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Chief Executive Officer Appointment

On June 27, 2025, the board of directors appointed John L. Erb as the Company’s Chief Executive Officer and President. As previously disclosed, Mr. Erb was appointed as interim Chief Executive Officer and Chief Executive Officer in February 2025.

REVERSE-HF Clinical Trial

On July 17, 2025, the Company announced the termination of its REVERSE-HF clinical trial, a randomized post-market trial evaluating ultrafiltration vs. IV loop diuretic therapy for fluid management in hospitalized heart failure patients. This decision reflects the Company’s strategic commitment to prioritize resources in areas demonstrating the greatest potential for patient impact and business growth—namely, outpatient heart failure, pediatric, and critical care.  The Company anticipates it will save approximately $4.0M over the next 2.5 years by terminating the REVERSE-HF clinical trial.

International Operations

On August 7, 2025, the Company announced its decision to exit international operations in order to focus exclusively on the U.S. market—where the Company is seeing the strongest growth and clinical demand.  This strategic realignment supports Nuwellis’ core business strategy: investing in the markets driving revenue growth. With expanding traction in U.S. cardiac surgery and pediatric programs, and a rising opportunity in the hospital-based outpatient space, the Company is streamlining to prioritize investment in markets where it can have the most immediate and long-term impact.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with U.S. GAAP. Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to measure fair value of the asset group. The Company has determined the fair value of the asset group associated with its loaner units by using expected cash flows estimating future discounted cash flows expected from the rental of these units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. There have been no impairment losses recognized for the three and six month periods ended June 30, 2025 or the year ended December 31, 2024.

Going Concern: Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2024 and 2023, and through June 30, 2025, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2025, we had an accumulated deficit of $314.4 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by debt and equity financings, and although we believe that we will be able to successfully fund our operations into the future, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

We became a revenue-generating company after acquiring the Aquadex Business in August 2016. We expect to incur additional losses in the near-term as we grow the Aquadex Business, including investments in our sales and marketing capabilities, product development, purchasing inventory components, generating additional clinical evidence supporting the efficacy of the Aquadex System, and complying with the requirements related to being a U.S. public company. To become and remain profitable, we must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require us to succeed in training personnel at hospitals and effectively and efficiently marketing and distributing the Aquadex System and related components. There can be no assurance that we will succeed in these activities, and we may never generate revenues sufficient to achieve profitability.

During 2021 and through June 30, 2025, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $53.9 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. See Note 4 –Stockholders’ Equity, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the issuance of equity securities or other financing transactions. Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

Understanding the near-term need to raise capital, in 2024, the Company undertook steps to reduce its monthly cash burn rate by approximately 40%, balanced against its strategic growth initiatives, which provided more flexibility in anticipation of tougher capital market conditions for microcap companies like Nuwellis. These reductions included, but were not limited to, a reduction of the salaries for members of senior management, no merit increases to the base salaries of any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, no cash bonuses to any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, a reduction in Board of Director and committee fees, temporary suspension of the Company’s 401k match, travel reductions, and reductions to select professional services. The Board authorized the restoration of the Company 401k match effective October 1, 2024, and the restoration of Board and committee fees and executive salaries, effective November 1, 2024.

We believe that our existing capital resources will be sufficient to support our operating plan into the fourth quarter of 2025; however, there can be no assurance that our capital resources will be sufficient through that time period. We will seek to raise additional capital to support our growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance the Company will be successful in raising additional capital.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The Company is evaluating its disclosure approach for ASU 2023-09 and anticipates adopting the standard for the annual period ending December 31, 2025.

The Company has considered all recent accounting pronouncements issued and their potential effects on its consolidated financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed consolidated financial statements.

FINANCIAL OVERVIEW

We are a medical technology company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development, and conducting pre-clinical and clinical studies. During 2016, we acquired the Aquadex business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities, performing clinical research, and engaging in new product development. Since the Company’s inception and as of June 30, 2025, we had an accumulated deficit of $304.7 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings and debt. Although we believe that we will be able to continue to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of three months ended June 30, 2025 to three months ended June 30, 2024

Net Sales
(in thousands)

Three months ended June 30, 2025	Three months ended June 30, 2024	Increase (Decrease)	% Change
$1,725	$2,194	$(469)	(21.4)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors, who in turn sell to hospitals and clinics in their geographic regions. The decrease in sales in the current year period is primarily due to a 21% decrease in circuit sales and a decrease in consoles sales. Due to an industry-wide issue with our sterilization vendor, the Company experienced a temporary backorder of approximately $400,000 in circuit revenue. This temporary backorder was a significant driver to the decrease in circuit sales and total sales in the current year period.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three months ended June 30, 2025	Three months ended June 30, 2024	Increase (Decrease)	% Change
Cost of goods sold	$767	$720	$47	6.5%
Selling, general and administrative	$3,189	$3,236	$(47)	(1.5)%
Research and development	$675	$558	$117	21.0%

Cost of Goods Sold
The increase in cost of goods sold for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to unfavorable manufacturing variances and under-absorption of fixed overhead because of lower production volumes.

Selling, General and Administrative
The decrease in selling, general and administrative expense was primarily driven by decreased headcount and compensation-related expense and lower professional services fees.

Research and Development
The increase in R&D expenses was primarily driven by higher consulting fees and higher R&D project and sustaining engineering spend.

Comparison of six months ended June 30, 2025 to six months ended June 30, 2024

Net Sales
(in thousands)

Six months ended June 30, 2025	Six months ended June 30, 2024	Increase (Decrease)	% Change
$3,629	$4,051	$(422)	(10.4)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex system consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The decrease in sales in the current year period is primarily due to a 9% decrease in circuit sales, console sales, and International sales.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Six months ended June 30, 2025	Six months ended June 30, 2024	Increase (Decrease)	% Change
Cost of goods sold	$1,604	$1,386	$218	15.7%
Selling, general and administrative	$6,766	$7,842	$(1,076)	(13.7)%
Research and development	$1,225	$1,892	$(667)	(35.3)%

Cost of Goods Sold
The increase in cost of goods sold for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to unfavorable manufacturing variances and under-absorption of fixed overhead because of lower production volumes.

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

On June 10, 2025, the Company announced the closing of its public offering of 61,444 shares of its common stock (“Common Stock”), pre-funded warrants to purchase 335,381 shares of Common Stock (all pre-funded warrants were exercised on this date), in each case with accompanying Series A Warrants to purchase up to 1,190,480 shares of Common Stock and Series B Warrants to purchase up to 396,829 shares of Common Stock with gross proceeds of approximately $5.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. The public offering price per share of Common Stock and accompanying warrants is $12.60 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants is $12.5958 per pre-funded warrant and accompanying warrants. Each pre-funded warrant has an exercise price of $0.0042 per pre-funded warrant, and was immediately exercisable. The Series B Warrants have an exercise price of $12.60, and will be exercisable for a period of five years following the receipt of stockholder approval, as required by the applicable rules and regulations of Nasdaq. The Series A Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2025 Reverse Stock Split equal to the greater of: (i) 20% of the combined public offering price per share of Common Stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2025 Reverse Stock Split. After the reverse stock split effectuated on July 3, 2025, the reset exercise price of the Series A warrants was set at $7.00 per share. The Series B Warrants include a zero cash exercise option allowing holders of a Series B Warrant the right to receive, without payment of any additional cash to the Company, an aggregate number of shares equal to the number of shares of Common Stock that would be issuable upon a cash exercise of such Series B Warrants.

As of June 30, 2025, and December 31, 2024, cash and cash equivalents were $4.5 million and $5.1 million, respectively. Our business strategy and ability to fund our operations in the future depend in part on our ability to grow the Aquadex Business by expanding our salesforce, selling our products to hospitals and other healthcare facilities, and controlling costs. We will need to seek additional financing in the future, which, to date, has been primarily through offerings of our equity securities.

Cash Flows used in Operating Activities
Net cash used in operating activities was $4.6 million and $5.6 million for the six months ended June 30, 2025, and June 30, 2024, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, partially offset by non-cash charges for stock-based compensation, depreciation and amortization, and revaluation of the warrant liability, and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows provided by (used in) Investing Activities
Net cash used in investing activities was $4,000 and $53,000 for the six months ended June 30, 2025, and 2024, respectively. The cash used in investing activities was for the purchase of manufacturing, laboratory, and office equipment, respectively, in those periods.

Cash Flows provided by Financing Activities
Net cash provided by financing activities was $4.0 million and $2.9 million for the six months ended June 30, 2025, and 2024, respectively. The cash provided by financing activities in the current year period was the result of proceeds received from the June 2025 financing. The cash provided by financing activities in the prior year period was the result of proceeds received from the April 2024 financing and from the exercise of warrants from the October 2023 financing.

Capital Resource Requirements
As of June 30, 2025, we did not have any material commitments for capital expenditures.

Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management. All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, business development, and employees, our ability to execute on our strategic realignments, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in other reports filed thereafter with the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

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

As of June 30, 2025, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2025. The Certifying Officers based their conclusion on the fact that the Company has identified two material weaknesses in controls over financial reporting, as detailed in the 2024 Annual Report on Form 10-K. In light of this fact, management expects to perform additional analyses, reconciliations, and remediations.

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

PART II—OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

None.

Item 1A.
Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the year ended December 31, 2024, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 other than those as set forth below.

Risks Related to Our Business
Nasdaq may delist our common stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is listed on the Nasdaq Capital Market under the symbol “NUWE”.  In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, the minimum stockholders’ equity requirement.  There can be no assurances that we will be successful in maintaining, or if we fall out of compliance, in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the NASDAQ Capital Market.

In May 2024, the Company received a letter from the Listing Qualifications Staff (the “Staff”) informing the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq, under Listing Rule 5550(b)(1) (the “Stockholder’s Equity Requirement”).

After appearing before the Nasdaq Hearings Panel (the “Panel”) and presenting its plan of compliance for the Stockholder’s Equity Requirement to the Panel, the Company was notified on August 8, 2024 by Nasdaq that the Panel had granted the Company’s request for continued listing, subject to, among other things, the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, evidencing compliance with the Stockholder’s Equity Requirement. The letter also indicated that pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter. If, within that one-year monitoring period, the Staff found the Company out of compliance with the Stockholder’s Equity Requirement, the Company will not be permitted to provide the Staff with a plan of compliance with respect to the deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor would the Company be afforded an applicable cure or compliance period; instead, the Staff will issue a delisting letter and the Company will have the opportunity to request a new hearing, where the Company’s securities may be at that time subject to delisting.

On June 10, 2025, the Company closed an offering of 61,444 shares of its common stock, pre-funded warrants to purchase 335,381 shares of common stock, in each case with accompanying Series A Warrants to purchase up to 1,190,480 shares of common stock (“Series A Warrants”) and Series B Warrants to purchase up to 396,829 shares of common stock (“Series B Warrants”, collectively, the “June 2025 Offering”). The public offering price per share of common stock and accompanying warrants is $12.60 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants is $12.5958 per pre-funded warrant and accompanying warrants. The Series B Warrants had an exercise price of $12.60 and would be exercisable for a period of five years following the receipt of stockholder approval, as required by the applicable rules and regulations of Nasdaq. The Series A Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2025 Reverse Stock Split equal to the greater of: (i) 20% of the combined public offering price per share of common stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2025 Reverse Stock Split.

As a result of specific terms included in the Series A Warrants and the Series B Warrants, it was determined that outstanding Series A Warrants and the Series B Warrants should be classified as a liability on the Company’s balance sheet until (i) in the case of the Series A Warrants, the price reset is triggered in connection with the reverse split or (ii) the warrants are exercised for shares of common stock.

On July 3, 2025, the Company consummated a one-for-forty-two reverse stock split of the Company’s issued and outstanding shares of common stock.  As a result of this reverse stock split, the price reset provision of the Series A Warrants was triggered, resulting in the exercise price being reduced to $7.00 per share, and the transition of any outstanding Series A Warrants from being classified as a liability on the Company’s balance sheet into equity.  On August 4, 2025 at a special meeting our stockholders approved, amongst other things, the exercise of the Series A and Series B Warrants in accordance with Nasdaq Listing Rule 5635(d).  Following this special meeting, the holders of the Series B Warrants exercised a majority of the outstanding warrants, resulting in the removal of a majority of the liability associated with the outstanding Series B Warrants from the Company’s balance sheet.

As a result of the above, the Company’s stockholders’ equity as of June 30, 2025, as reported in the interim financial statements included in this Quarterly Report on Form 10-Q, was below the Stockholders’ Equity Requirement.  However, as of the date of the filing of this Quarterly Report on Form 10-Q, the liability associated with the Series A Warrants has been reclassified as equity and a majority of the liability associated with the Series B Warrants has been removed, resulting in a pro forma stockholders’ equity of $4,507 (in thousands) as of June 30, 2025, and the Company believes it continues to be compliance with the minimum Stockholders’ Equity Requirement. However, there is no assurance that the Panel will agree with our conclusion or whether it will require a plan of compliance that details our ability to maintain compliance with the Stockholders’ Equity Requirement that we can provide.

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

If our Common Stock is delisted from Nasdaq, our ability to raise capital through public offerings of our securities and to finance our operations could be adversely affected. We also believe that delisting would likely result in decreased liquidity and/or increased volatility in our Common Stock and could harm our business and future prospects. In addition, we believe that, if our Common Stock is delisted, our stockholders would likely find it more difficult to obtain accurate quotations as to the price of the Common Stock and it may be more difficult for stockholders to buy or sell our Common Stock at competitive market prices, or at all.  If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Any such delisting action may materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all.

If we fail to comply with federal and state laws regarding off-label use of our products, we could face substantial civil and criminal penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

Healthcare professionals may choose to use and prescribe medical devices for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved or cleared by the regulatory authorities. Medical device companies, however, are prohibited from marketing and promoting products for indications and uses that are not specifically approved or cleared by FDA. Such “off-label” uses are common on the medical world and often are appropriate treatments for some patients. Regulatory authorities in the U.S. generally do not restrict or regulate the treatment choices of healthcare professionals. Regulatory authorities do, however, restrict communications by companies concerning off-label uses of their products. Any FDA clearance or marketing authorization that we have or may obtain in the future permits us to promote the subject medical device only for the specific use(s) cleared, approved, certified or otherwise authorized. We are prohibited from marketing or promoting any medical devices for off-label use.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. Accordingly, we engage in medical education activities and communicate with healthcare professionals about many aspects of our products and clinical trials. In addition, we are aware that the Aquadex System, which is cleared by FDA solely for use in adults and pediatric patients weighing 20 kg or more, is being used off-label uses to treat patients who weigh less than 20 kg, including being modified by children’s hospitals so that it can provide dialysis to neonates and other premature infants who were born either without kidneys or without normal kidney function. These patients typically have very few other treatment options given the large extracorporeal blood volume required by standard dialysis machines, the need for blood priming of the dialysis circuit and the use of large catheters.

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

Additionally, we must have adequate substantiation for the claims we make for our products and services. If any of our claims are determined to be false, misleading or deceptive, our products and services could be considered misbranded under the Food Drug and Cosmetic Act or in violation of the Federal Trade Commission Act. We could also face lawsuits from our competitors under the Lanham Act alleging that our marketing materials are false or misleading.

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

Disruptions at the FDA and other agencies, such as those resulting from a restructuring of these agencies, a government shutdown, or uncertainty from stopgap spending bills may slow the time necessary for new drugs and devices to be reviewed and/or approved by necessary government agencies and may affect the ability of the healthcare and drug industries to deliver new products to the market in a timely manner, which would adversely affect our operating results and business.

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

Item 2.
Unregistered Sales of Equity Securities AND Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2025 that were not reported on a Current Report on Form 8-K.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s three months ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.
Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2025

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

3.9	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	June 26, 2024	3.1

3.10	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended, of Nuwellis, Inc.	8-K	001-35312	July 2, 2025	3.1

3.11	Third Amended and Restated Bylaws	10-Q	000-35312	November 12, 2024	3.13

3.12	Amendment to Third Amended and Restated Bylaws	10-Q	001-35312	November 12, 2024	3.14

3.13	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock	8-K	001-35312	October 18, 2022	3.1

3.15	Certificate of Designations of Preferences, Rights and Limitations of Series F-1 Convertible Preferred Stock	8-K	001-35312	June 9, 2025	3.1

10.1*	Supply & Quality Agreement between the Company and Kluge Design, LLC dated as of May 9, 2025	8-K	001-35312	May 12, 2025	10.1

10.2	Securities Exchange Agreement, between the Company and John L. Erb, dated June 9, 2025	8-K	001-35312	June 9, 2025	10.1

10.3	Executive Employment Agreement between the Company and John L. Erb	8-K	001-35312	July 2, 2025	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the Supply & Quality Agreement that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the unredacted Supply & Quality Agreement will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: August 14, 2025	By:	/s/ John L. Erb
John L. Erb
President and Chief Executive Officer

Date: August 14, 2025	By:	/s/ Robert Scott
Robert Scott
Chief Financial Officer