Form 10-Q
period 2025-09-30
Nuwellis, Inc.
filed 2025-11-12
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Yes ☐ No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 7, 2025, was 1,658,799.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuwellis, Inc. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$3,094	$5,095
Accounts receivable	1,141	1,727
Inventories, net	2,189	1,718
Other current assets	776	315
Total current assets	7,200	8,855
Property, plant and equipment, net	414	478
Operating lease right-of-use asset	349	510
Other assets	21	21
TOTAL ASSETS	$7,984	$9,864

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,668	$1,640
Accrued compensation	523	640
Current portion of operating lease liability	255	238
Other current liabilities	76	41
Total current liabilities	3,522	2,559
Warrant liabilities	420	468
Operating lease liability	128	307
Total liabilities	4,070	3,334
Commitments and contingencies

Mezzanine Equity Series J Convertible Preferred Stock as of September 30, 2025 and December 31, 2024, par value $0.0001 per share; authorized 600,000 shares, issued and outstanding 127 and 102, respectively	6	2
Stockholders’ equity
Series A junior participating preferred stock as of September 30, 2025 and December 31, 2024, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of September 30, 2025 and December 31, 2024, par value $0.0001 per share; authorized 18,000 shares, issued and outstanding 27 and 127 shares, respectively	—	—
Series F-1 convertible preferred stock as of September 30, 2025 and December 31,2024, par value $0.0001 per share; authorized 100 shares, issued and outstanding 34 and 0 shares, respectively	—	—
Preferred stock as of September 30, 2025 and December 31, 2024, par value $0.0001 per share; authorized 39,352,000 shares, none outstanding	—	—
Common stock as of September 30, 2025 and December 31, 2024, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 1,364,970 and 104,142, respectively	—	—
Additional paid‑in capital	317,852	305,366
Accumulated other comprehensive income:
Foreign currency translation adjustment	(54)	(47)
Accumulated deficit	(313,890)	(298,791)
Total stockholders’ equity	3,908	6,528
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$7,984	$9,864

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts and weighted average shares outstanding)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Net sales	$2,217	$2,367	$5,846	$6,418
Cost of goods sold	772	711	2,376	2,097
Gross profit	1,445	1,656	3,470	4,321
Operating expenses:
Selling, general and administrative	3,539	2,702	10,305	10,544
Research and development	603	486	1,828	2,378
Total operating expenses	4,142	3,188	12,133	12,922
Loss from operations	(2,697)	(1,532)	(8,663)	(8,601)
Other income (expense), net	4	8	21	(87)
Financing expense	—	—	(10,553)	(5,607)
Change in fair value of warrant liabilities	3,161	3,882	4,101	4,602
Income (loss) before income taxes	468	2,358	(15,094)	(9,693)
Income tax expense	—	—	(5)	(4)
Net income (loss)	$468	$2,358	$(15,099)	$(9,697)
Deemed dividend attributable to Series J Convertible Preferred Stock	1	—	3	541
Net income (loss) attributable to common shareholders	$469	$2,358	$(15,096)	$(9,156)

Basic and diluted income (loss) per share	$0.56	$73.23	$(39.51)	$(142.11)

Weighted average shares outstanding – basic and diluted	836,386	204,710	382,123	68,237

Other comprehensive loss:
Net income (loss)	$468	$2,358	$(15,099)	$(9,697)
Foreign currency translation adjustments	$(1)	$(4)	$(7)	$(15)
Total comprehensive income (loss)	$467	$2,354	$(15,106)	$(9,712)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance December 31, 2023	3,866	$—	$290,647	$(31)	$(287,626)	$2,990
Net loss	—	—	—	—	(4,330)	(4,330)
Unrealized foreign currency translation adjustment	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	158	—	—	158
Issuance of Common Stock from conversion of Series J Convertible Preferred Stock	761	—	1,535	—	—	1,535
Series J Convertible Preferred Stock deemed dividend	—	—	541	—	—	541
Balance March 31, 2024	4,627	$—	$292,881	$(40)	$(291,956)	$885
Net loss	—	—	—	—	(7,725)	(7,725)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	115	—	—	115
Issuance of Common Stock, net	7,653	—	(109)	—	—	(109)
Balance June 30, 2024	12,280	$—	$292,887	$(42)	$(299,681)	$(6,836)
Net income	—	—	—	—	2,358	2,358
Unrealized foreign currency translation adjustment	—	—	—	(4)	—	(4)
Stock-based compensation, net	—	—	101	—	—	101
Issuance of Common Stock net	22,682	—	2,882	—	—	2,882
Exercise of Common Stock warrants	9,488	—	1,182	—	—	1,182
Issuance costs	—	—	(722)	—	—	(722)
Deemed dividend	—	—	(1)	—	—	(1)
Reclassification of April 2024 warrants to equity	—	—	4,217	—	—	4,217
Balance September 30, 2024	44,450	$—	$300,546	$(46)	$(297,323)	$3,177

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance December 31, 2024	104,142	$—	$305,366	$(47)	$(298,791)	$6,528
Net loss	—	—	—	—	(3,014)	(3,014)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	67	—	—	67
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance March 31, 2025	104,142	$—	$305,432	$(49)	$(301,805)	$3,578
Net loss	—	—	—	—	(12,553)	(12,553)
Unrealized foreign currency translation adjustment	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	17	—	—	17
Issuance of Common Stock, net	396,825	—	3	—	—	3
Issuance of Common Stock for Preferred Conversion	26,191	—	—	—	—	—
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance June 30, 2025	527,158	$—	$305,451	$(53)	$(314,358)	$(8,960)
Net income	—	—	—	—	468	468
Unrealized foreign currency translation adjustment	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	19	—	—	19
Issuance of Common Stock from ATM offering, net	447,252	—	1,889	—	—	1,889
Issuance of Common Stock for Warrant Exercise	390,560	—	2,055	—	—	2,055
Reclassification of Series A warrants to equity	—	—	8,439	—	—	8,439
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance September 30, 2025	1,364,970	$—	$317,852	$(54)	$(313,890)	$3,908

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30
	2025	2024
Operating Activities:
Net loss	$(15,099)	$(9,697)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	166	227
Stock-based compensation expense	103	374
Change in fair value of warrant liabilities	(4,101)	(4,602)
Financing expense	10,553	5,607
Amortization of operating lease right-of-use asset	161	150
Changes in operating assets and liabilities:
Accounts receivable	586	658
Inventory, net	(471)	120
Other current assets	(461)	(275)
Other assets and liabilities	35	(3)
Lease liability	(162)	(160)
Accounts payable and accrued expenses	910	(486)
Net cash used in operating activities	(7,780)	(8,087)

Investing Activities:
Purchases of property and equipment	(102)	(37)
Net cash used in investing activities	(102)	(37)

Financing Activities:
Issuance of Common Stock and warrants from offering, net	3,999	2,403
Issuance of Common Stock from ATM, net	1,889	—
Proceeds from the exercise of Series J Convertible Preferred Warrants	—	501
Proceeds from the exercise of April 2024 Warrants	—	1,182
Issuance of July and August 2024 Common Stock and Warrants	—	2,160
Net cash provided by financing activities	5,888	6,246

Effect of exchange rate changes on cash	(7)	(15)
Net decrease in cash and cash equivalents	(2,001)	(1,893)
Cash and cash equivalents - beginning of period	5,095	3,800
Cash and cash equivalents - end of period	$3,094	$1,907

Supplemental cash flow information
Reclassification of April 2024 warrants to equity	$—	$4,217
Issuance of Series J Preferred Stock for exercise of Warrants	$—	$1,857
Series A warrants conversion to equity	$8,439	$—
Series B warrant exercises	$2,055	$—
Issuance of Common Stock for conversion of Series J Preferred Stock	$—	$1,535
Issuance of Common Stock for conversion of Series F-1 Preferred Stock	$1,100	$—
Deemed dividend on Series J Preferred Stock	$3	$(541)
Common stock offering costs included in prepaids	$—	$306

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: Nuwellis, Inc. (the “Company”) is a medical technology company committed to delivering solutions for patients with cardio-renal conditions, addressing the critical interplay between the heart and kidneys. The Company is focused on commercializing the Aquadex SmartFlow system for ultrafiltration therapy. The Aquadex SmartFlow system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg or more whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with a wholly owned subsidiary in Ireland. The Company has been listed on Nasdaq since February 2012.

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

Principles of Consolidation: The accompanying condensed consolidated balance sheet as of December 31, 2024, which has been derived from the consolidated audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in the audited annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive loss, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the year. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could differ materially from these estimates.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Going Concern: The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2024, and 2023, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of September 30, 2025, the Company had an accumulated deficit of $313.9 million, and it expects to incur losses for the immediate future. To date, the Company has been funded by equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the filing date.

The Company became a revenue-generating company after acquiring the Aquadex Business in August 2016. The Company expects to incur additional losses in the near-term as it grows the Aquadex Business, including investments in expanding its sales and marketing capabilities, purchasing inventory and new product development, and complying with the requirements related to being a U.S. public company. To become and remain profitable, the Company must succeed in expanding the adoption and market acceptance of the Aquadex System. This will require the Company to succeed in training personnel at hospitals and effectively distributing the Aquadex System and related components. There can be no assurance that the Company will succeed in these activities, and it may never generate revenues sufficient to achieve profitability.

Understanding the near-term need to raise capital, in 2024, the Company undertook steps to reduce its monthly cash burn rate by approximately 40%, balanced against its strategic growth initiatives, which was intended to provide more flexibility in anticipation of tougher capital market conditions for microcap companies like Nuwellis. These reductions included, but were not limited to, a reduction of the salaries for members of senior management, no merit increases to the base salaries of any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, no cash bonuses to any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, a reduction in Board of Director and committee fees, temporary suspension of the Company’s 401(k) match, travel reductions, and reductions to select professional services. The Board authorized the restoration of the Company 401(k) match effective October 1, 2024, and the restoration of Board and committee fees and executive salaries, effective November 1, 2024.

The Company believes that its existing capital resources will be sufficient to support its operating plan into the first quarter of 2026. However, the Company will seek to raise additional capital to support its growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital.

Segment Information: Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker (the “CODM”), the chief executive officer, view the Company’s operations and manages its business as a single operating segment. On September 30, 2025 and December 31, 2024, long-lived assets were located primarily in the United States. (see Note 9 — Segment Reporting).

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition below for additional disclosures. For the three months ended September 30, 2025, two customer each represented 11% of net sales. For the nine months ended September 30, 2025, one customer represented 14% of net sales. For the three months ended September 30, 2024, two customers represented 12% and 10% of net sales. For the nine months ended September 30, 2024, one customer represented 16% of net sales.

Accounts Receivable: Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon significant patterns of collectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. Payment is generally due 30 days from the invoice date and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance. To date, the Company has not experienced any write-offs or significant deterioration of the aging of its accounts receivable, and therefore, no allowance for credit losses was considered necessary as of September 30, 2025, or December 31, 2024. As of September 30, 2025, two customers represented 19% and 11% of the accounts receivable balance. As of December 31, 2024, two customers represented 23% and 11% of the total accounts receivable balance.

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

(in thousands)	September 30, 2025	December 31, 2024
Finished Goods	$694	$512
Work in Process	251	131
Raw Materials	1,319	1,310
Inventory Reserves	(75)	(235)
Total	$2,189	$1,718

Income (loss) per Share: Basic income (loss) per share is computed based on the net income (loss) for each period divided by the weighted average number of common shares outstanding. See Note 3 – Stockholders’ Equity below for additional disclosures.

Diluted earnings per share is computed based on the net income (loss) allocable to Common Stockholders for each period divided by the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of Common Stock include shares underlying outstanding convertible preferred stock, warrants, stock options and other stock-based awards granted under stock-based compensation plans.

The following table sets forth the potential shares of Common Stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30
	2025	2024

Stock options	4,460	78
Warrants to purchase Common Stock	1,335,474	143,838
Series F convertible preferred stock	10,719	1,651
Series F-1 convertible preferred stock	13,498	—
Series J convertible preferred stock	75	56
Total	1,364,226	145,623

The following table reconciles reported net loss with reported net loss per share for each of the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
(in thousands, except per share amounts)
Net income (loss)	$468	$2,358	$(15,099)	$(9,697)
Deemed dividend attributable to Series J Convertible Preferred Stock	1	—	3	541
Net income (loss) attributable to common shareholders	$469	$2,358	$(15,096)	$(9,156)
Weighted average shares outstanding	836	205	382	68
Basic and diluted income (loss) per share	$0.56	$73.23	$(39.51)	$(142.11)

Recently Issued Accounting Pronouncements: In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The Company is evaluating its disclosure approach for ASU 2023-09 and anticipates adopting the standard for the annual period ending December 31, 2025.

Reclassification of Prior Year amounts: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation. The reclassifications had no effect on previously reported results of operations, cash flows or stockholders’ deficit.

Subsequent Events: The Company evaluates events through the date the condensed consolidated financial statements are filed for events requiring adjustment to or disclosure in the condensed consolidated financial statements.

Note 2 – Revenue Recognition

Net Sales: The Company sells its products in the United States primarily through a direct salesforce. Customers who purchase the Company’s products include hospitals and clinics throughout the United States. In countries outside the United States, the Company has historically sold its products through a limited number of specialty healthcare distributors in Austria, Belarus, Brazil, Colombia, Czech Republic, Germany, Greece, Hong Kong, India, Indonesia, Israel, Italy, Panama, Romania, Singapore, Slovak Republic, Spain, Switzerland, Thailand, United Arab Emirates and the United Kingdom. These distributors resell the Company’s products to hospitals and clinics in their respective geographies. International revenue represents 0% and 3% of net sales for the three months ended September 30, 2025, and 2024, respectively, and 2% and 4% of net sales for the nine months ended September 30, 2025 and 2024, respectively.

On August 7, 2025, the Company announced its decision to exit international operations in order to focus exclusively on the U.S. market—where the Company is seeing the strongest growth and clinical demand. This strategic realignment supports Nuwellis’ core business strategy: investing in the markets driving revenue growth. With expanding traction in U.S. cardiac surgery and pediatric programs, and a rising opportunity in the hospital-based outpatient space, the Company is streamlining to prioritize investment in markets where it can have the most immediate and long-term impact. As of September 30, 2025, the Company has accrued approximately $254,000 in contractual exit fees and product repurchase obligations with certain of its former international distributors. These accrued contractual exit fees and product repurchases will be substantially paid out by the end of the first quarter of fiscal 2026.

Revenue from product sales is recognized when the customer or distributor obtains control of the product, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. The Company’s standard shipping terms are FOB shipping point unless the customer requests that control and title to the inventory transfer upon delivery.

Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short-term in nature. The Company has entered into extended service plans with customers whose related revenue is recognized over time. This revenue represents less than 1% of net sales for the three and nine months ended September 30, 2025, and 2024. The unfulfilled performance obligations related to these extended service plans are included in deferred revenue, which is included in other current liabilities on the condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized within one year.

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

Note 3 – Stockholders’ Equity

Series F Convertible Preferred Stock: On November 27, 2017, the Company closed on an underwritten public offering of Series F convertible preferred stock and warrants to purchase shares of Common Stock. The Series F convertible preferred stock has full ratchet price-based anti-dilution protection, subject to customary carve-outs, in the event of a down-round financing at a price per share below the conversion price of the Series F convertible preferred stock (which protection will expire if, during any 20 of 30 consecutive trading days, the volume weighted average price of the Company’s Common Stock exceeds 300% of the then-effective conversion price of the Series F convertible preferred stock and the daily dollar trading volume for each trading day during such period exceeds $7,000,000). Effective for every stock offering or reverse stock split, when applicable, the conversion price of the Series F convertible preferred stock has been recalculated based on the offering price.

As of July 7, 2025 (the effective date of the most recent reverse stock split), the conversion price of the Series F convertible preferred stock was recalculated to $397.00. As of September 30, 2025 and December 31, 2024, 27 shares and 127 shares of the Series F convertible preferred stock remained outstanding, respectively.

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

As of September 30, 2025, 66 of the series F-1 Preferred shares had been converted to Common Stock and 34 remained outstanding.

June 2025 Stock Offering: On June 10, 2025, the Company announced the closing of its public offering of 61,444 shares of its common stock (“Common Stock”), pre-funded warrants to purchase 335,381 shares of Common Stock (all pre-funded warrants were exercised on this date), in each case with accompanying Series A Warrants to purchase up to 1,190,480 shares of Common Stock, Series B Warrants to purchase up to 396,829 shares of Common Stock and Placement Warrants to purchase up to 11,903 shares of Common Stock with gross proceeds of approximately $5.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. The public offering price per share of Common Stock and accompanying warrants was $12.60 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants was $12.5958 per pre-funded warrant and accompanying warrants. Each pre-funded warrant has an exercise price of $0.0042 per pre-funded warrant and was immediately exercisable. The Series B Warrants had an exercise price of $12.60 and will be exercisable for a period of five years following the receipt of stockholder approval which was obtained on August 4, 2025, as required by the applicable rules and regulations of Nasdaq. The Series A Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2025 Reverse Stock Split (as defined below) equal to the greater of: (i) 20% of the combined public offering price per share of Common Stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2025 Reverse Stock Split. After the reverse stock split effectuated on July 3, 2025, the reset exercise price of the Series A warrants was set at $7.00 per share and there were no further contractual exercise price adjustments following the reverse split. The Series B Warrants include a zero cash exercise option allowing holders of a Series B Warrant the right to receive, without payment of any additional cash to the Company, an aggregate number of shares equal to the number of shares of Common Stock that would be issuable upon a cash exercise of such Series B Warrants.

The Series A and B warrants offered in this financing were determined to be classified as a liability on the condensed consolidated balance sheet.  An independent valuation of the warrants was performed and reviewed with management.  The Series A warrants were valued using the Monte Carlo Simulation Model utilizing US Treasury Rates, Volatility rates, Common Stock price and assumptions around date and likelihood of a reverse split exercise price adjustment.  The Series B warrants were valued using the Common Stock price given the zero-exercise price.  The valuation at issuance was $10.6 million for the Series A warrants and $3.9 million for the Series B warrants, and on June 30, 2025, was $10.0 million for the Series A warrants and $3.7 million for the Series B warrants, representing a warrant liability decrease of $0.8 million from issuance. The $0.8 million warrant liability decrease from issuance has been reported on the condensed consolidated statement of operations as a “Change in fair value of warrant liability.”  The total warrant valuation of $14.5 million exceeded the gross proceeds of $5.0 million.  Accordingly, if the warrant valuation exceeds the gross proceeds, the difference will be recorded as “Day 1 interest.”  You will find this difference, along with other issuance costs (discounts, legal, printing) reported on the condensed consolidated statement of operations as “Financing expense.”
As a result of the above, the Company’s stockholders’ equity as of June 30, 2025, was below the Nasdaq Stockholders’ Equity Requirement. However, subsequently the liability associated with the Series A Warrants of $8.4 million was reclassified on July 14, 2025, as equity due to the exercise price being reset to the floor at $7.00 per share. The majority of the liability associated with the Series B Warrants has been removed as these were exercised into Common Stock. As of September 30, 2025, there were 6,268 Series B warrants still unexercised and the fair value of these warrants was $21,004.

Reverse Stock Split: On June 19, 2025, the Board approved a one-for-forty-two reverse stock split of the Company’s issued and outstanding shares of Common Stock (the “2025 Reverse Stock Split”). On July 2, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect the 2025 Reverse Stock Split. The 2025 Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on July 3, 2025, and the Company’s Common Stock began trading on a split-adjusted basis when the market opened on July 7, 2025. When the 2025 Reverse Stock Split became effective, every forty-two shares of the Company’s issued and outstanding Common Stock (and such shares held in treasury) automatically was converted into one share of Common Stock, without any change in the par value per share.

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

At The Market Offering: On September 3, 2025, the Company entered into an At The Market Offering Agreement (“Sales Agreement”) with Ladenburg Thalmann & Co. Inc. pursuant to which the Company may sell shares of the Company’s Common Stock from time to time, at its option, through or to Ladenburg, as sales agent or principal. Sales of the Company’s Common Stock made pursuant to the Sales Agreement, were made under the Company’s Registration Statement on Form S-3 (File No. 333-280647) and the prospectus supplement filed on September 3, 2025 with the Securities and Exchange Commission, in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act, initially having an aggregate offering price of up to $4,650,000. Ladenburg will use its commercially reasonable efforts to sell the Common Stock from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions the Company may impose). As of September 30, 2025, the Company had sold 447,288 of Common Shares for net proceeds of approximately $1.9 million.

The Company is not obligated to make any sales of Common Stock under the Sales Agreement, and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The offering of Common Stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. The Company is obligated to pay Ladenburg an aggregate sales agent commission of up to 3.0% of the gross proceeds of the sale price for Common Stock sold under the Sales Agreement. The Company has also provided Ladenburg with customary indemnification rights and expense reimbursements for up to $50,000 of expenses in addition to ongoing diligence expenses. The representations, warranties and covenants contained in the Sales Agreement were made only for purposes of the Sales Agreement as of specific dates indicated therein, were solely for the benefit of Ladenburg and to allocate risk between the Company and Ladenburg, and as a result should not be relied on and may be subject to limitations agreed upon by the parties.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2025	2024	2025	2024
Selling, general and administrative expense	$26	$99	$106	$363
Research and development expense	(8)	2	(3)	11
Total stock-based compensation expense	$18	$101	$103	$374

During the three months ended September 30, 2025 and 2024, under the 2017 Equity Incentive Plan, and the 2021 Inducement Plan, the Company granted 0 stock options for both periods to its directors, officers and employees. During the nine months ended September 30, 2025 and 2024, the Company granted 4,409 and 28 stock options, respectively, to its directors. Vesting generally occurs either immediately or up to a 48-month period based on a time-of-service condition. As the Company did not issue any stock options during the three months ended September 30, 2025, there is no weighted-average grant date fair value of the stock options issued during the three months ended September 30, 2025. The weighted-average grant date fair value of the stock options issued during the nine months ended September 30, 2025, and 2024 was $19.23 and $920.22 per share, respectively.

The total number of stock options outstanding as of September 30, 2025, and September 30, 2024 was 4,460 and 79, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and nine months ended September 30, 2025, and 2024:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Expected volatility	137.35%	138.70%	137.35%	138.70%
Expected Life of options (years)	5.5	5.51	5.5	5.51
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.90%	3.94%	3.90%	3.94%

During the three months ended September 30, 2025, and 2024, 1,238 and 10 stock options vested, respectively, and 18 and 0 stock options expired or were forfeited during these periods, respectively. During the nine months ended September 30, 2025, and 2024, 1,378 and 41 stock options vested, respectively, and 29 and 4 stock options expired or were forfeited during these periods, respectively. During the three and nine months ended September 30, 2025, and 2024, no options were exercised.

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

The fair value of the Company’s common and preferred stock warrant liabilities related to the warrants issued in the October 2022, October 2023, April 2024 and June 2025 public offerings were calculated using a Monte Carlo valuation model and were classified as Level 3 in the fair value hierarchy.

(in thousands)
	September 30, 2025	December 31, 2025
Warrant liability Series A	$—	$—
Warrant liability Series B	21	—
Warrant liability Series J	399	468
Total warrant liabilities	$420	$468

The following is a roll-forward of the fair value of the Level 3 warrants:

(in thousands)
Balance at December 31, 2023	$2,843
Exercise of Series J warrants	(1,357)
April 24, 2024, issuance of common warrants	7,813
Exercise of April 2024 warrants	(1,373)
Reclassification of April 2024 warrants to equity	(2,844)
Change in fair value	(4,614)
Balance at December 31, 2024	468
June 10, 2025, issuance of common warrants	14,547
Reclassification of Series A warrants to equity	(8,439)
Exercises of Series B warrants	(2,055)
Change in fair value	(4,101)
Balance at September 30, 2025	$420

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

As of September 30, 2025, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

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

Note 9—Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. Nuwellis has one reportable segment: fluid overload. The Company is a medical technology company focused on developing and commercializing the Aquadex System. The Company recognizes this medical device system as one reporting segment. The CODM is the chief executive officer.

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

The CODM uses cash forecast models in deciding how to invest into the fluid overload segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net income (loss) is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months and nine months ended September 30, 2025 and 2024:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Revenue	$2,217	$2,367	$5,846	$6,418
Gross Profit	1,445	1,656	3,470	4,321
Gross profit %	65.2%	70.0%	59.4%	67.3%
Operating expenses:
General and administrative	1,470	1,081	4,659	4,588
Sales and marketing	1,879	1,333	4,906	4,910
Development	339	234	872	1,352
Clinical, Quality, Regulatory	436	440	1,593	1,700
Total operating expenses	4,124	3,088	12,030	12,550
Stock Based Compensation	19	100	103	373
Other (income) Expense	(3,166)	(3,890)	6,436	1,095
Net income (loss)	$468	$2,358	$(15,099)	$(9,697)

Note 10—Subsequent Events

At The Market Offering: As a result of entering into the Sales Agreement initiated on September 3, 2025, the Company has received gross proceeds of approximately $1.1 million on sales of 293,829 Common Shares subsequent to September 30, 2025 and as of the date of filing this Quarterly Report on Form 10-Q.

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

Recent Developments

Nasdaq Compliance

On June 18, 2025, Nuwellis, Inc. (the “Company”) received a letter (the “Deficiency Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing the Company that because the closing bid price for the Company’s Common Stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Deficiency Notice also indicated that the Company was not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) because the Company effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one; accordingly, the Company was informed that its securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). As previously disclosed, the Company effected the 2024 Reverse Stock Split on June 27, 2024. The Company timely requested a hearing before the Panel, which was scheduled for August 12, 2025. At its annual meeting held on May 20, 2025, the Company’s stockholders approved a proposal allowing the board of directors of the Company to effect a reverse split in the range of 1-for-5 to 1-for-70. The Company’s board of directors authorized the 2025 Reverse Stock Split to regain compliance with the Minimum Bid Price Requirement. On July 22, 2025, the Company received formal notice from Nasdaq stating that it has resolved the previously disclosed bid price deficiency. As a result, the hearing previously scheduled with the Nasdaq Hearings Panel for August 12, 2025, was cancelled, and shares of the Company’s Common Stock continue to be listed and traded on the Nasdaq Capital Market under the ticker “NUWE.”

Public Offering

On June 10, 2025, the Company announced the closing of its public offering of 61,444 shares of its Common Stock, pre-funded warrants to purchase 335,381 shares of Common Stock (all pre-funded warrants were exercised on this date), in each case with accompanying Series A Warrants to purchase up to 1,190,480 shares of Common Stock, Series B Warrants to purchase up to 396,829 shares of Common Stock and Placement Warrants to purchase up to 11,903 shares of Common Stock with gross proceeds of approximately $5.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. The public offering price per share of Common Stock and accompanying warrants is $12.60 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants is $12.5958 per pre-funded warrant and accompanying warrants. Each pre-funded warrant has an exercise price of $0.0042 per pre-funded warrant and was immediately exercisable. The Series B Warrants have an exercise price of $12.60 and will be exercisable for a period of five years following the receipt of stockholder approval which was obtained on August 4, 2025, as required by the applicable rules and regulations of Nasdaq. The Series A Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2025 Reverse Stock Split equal to the greater of: (i) 20% of the combined public offering price per share of Common Stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2025 Reverse Stock Split. After the reverse stock split effectuated on July 3, 2025, the reset exercise price of the Series A warrants was set at $7.00 per share and there were no further contractual exercise price adjustments following the reverse split. The Series B Warrants include a zero cash exercise option allowing holders of a Series B Warrant the right to receive, without payment of any additional cash to the Company, an aggregate number of shares equal to the number of shares of Common Stock that would be issuable upon a cash exercise of such Series B Warrants.

The Series A and B warrants offered in this financing were determined to be classified as a liability on the condensed consolidated balance sheet.  An independent valuation of the warrants was performed and reviewed with management.  The Series A warrants were valued using the Monte Carlo Simulation Model utilizing US Treasury Rates, Volatility rates, Common Stock price and assumptions around date and likelihood of a reverse split exercise price adjustment.  The Series B warrants were valued using the Common Stock price given the zero-exercise price.  The valuation at issuance was $10.6 million for the Series A warrants and $3.9 million for the Series B warrants, and on June 30, 2025, was $10.0 million for the Series A warrants and $3.7 million for the Series B warrants, representing a warrant liability decrease of $0.8 million from issuance. The $0.8 million warrant liability decrease from issuance has been reported on the condensed consolidated statement of operations as a “Change in fair value of warrant liability.”  The total warrant valuation of $14.5 million exceeded the gross proceeds of $5.0 million.  Accordingly, if the warrant valuation exceeds the gross proceeds, the difference will be recorded as “Day 1 interest.”  You will find this difference, along with other issuance costs (discounts, legal, printing) reported on the condensed consolidated statement of operations as “Financing expense.”

As a result of the above, the Company’s stockholders’ equity as of June 30, 2025, was below the Nasdaq Stockholders’ Equity Requirement.  However, subsequently the liability associated with the Series A Warrants of $8.4 million was reclassified on July 14, 2025, as equity due to the exercise price being reset to the floor at $7.00 per share.   The majority of the liability associated with the Series B Warrants has been removed as these were exercised into Common Stock.  As of September 30, 2025, there were 6,268 Series B warrants still unexercised and the fair value of these warrants was $21,004.

Contract with KDI

On May 12, 2025, the Company announced it had finalized an agreement with KDI Precision Manufacturing to support the next phase of Nuwellis’ growth. The Company made a contractual payment of $240,000 on July 15, 2025 to initiate the conversion of the production process to KDI. This strategic relationship is expected to expand Nuwellis' manufacturing capabilities, streamline operations, and enhance the company's ability to deliver high-quality products to healthcare providers and patients. Under the agreement, KDI will assume assembly responsibilities for the Aquadex SmartFlow® Console, AquaFlexFlow® Blood Circuits, and dELC® Catheters. To ensure a seamless transition and protect product expertise, current Nuwellis assembly employees will be hired by KDI. Sales, customer service, product design, and post-market surveillance will continue to reside within Nuwellis. During the third quarter, manufacturing and calibration of Consoles were moved to the KDI facility. As of October 20, 2025, all circuit and catheter manufacturing personnel (6 employees) had transitioned to the KDI facility and were converted to KDI employees.

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

International Operations

On August 7, 2025, the Company announced its decision to exit selected international operations in order to focus on the U.S. market—where the Company is seeing the strongest growth and clinical demand. This strategic realignment supports Nuwellis’ core business strategy: investing in the markets driving revenue growth. With expanding traction in U.S. cardiac surgery and pediatric programs, and a rising opportunity in the hospital-based outpatient space, the Company is streamlining to prioritize investment in markets where it can have the most immediate and long-term impact.

Letter of Intent

On August 19, 2025, the Company announced that it had entered into a non-binding letter of intent to acquire Rendiatech, Ltd., an Israeli-based medical device company specializing in real-time urine flow and acute kidney injury monitoring technologies. The proposed acquisition is expected to support the Company's strategy to expand its current technology platform beyond ultrafiltration by potentially adding continuous renal health monitoring technologies that provide clinicians with earlier insight into fluid status and kidney function. The parties are continuing discussion and due diligence.

At The Market Offering Agreement

On September 3, 2025, the Company entered into an At The Market Offering Agreement with Ladenburg Thalmann & Co. Inc. pursuant to which the Company may sell shares of the Company’s Common Stock, from time to time, at its option, through or to Ladenburg, as sales agent or principal. Sales of the Company’s Common Stock made pursuant to the Sales Agreement, were made under the Company’s Registration Statement on Form S-3 (File No. 333-280647) and the prospectus supplement filed on September 3, 2025 with the Securities and Exchange Commission, in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act, initially having an aggregate offering price of up to $4,650,000. Ladenburg will use its commercially reasonable efforts to sell the Common Stock from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions the Company may impose). As of September 30, 2025, the Company had sold 447,288 of Common Shares for net proceeds of approximately $1.9 million. See Note 10 – Subsequent Event.

The Company is not obligated to make any sales of Common Stock under the Sales Agreement, and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The offering of Common Stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. The Company is obligated to pay Ladenburg an aggregate sales agent commission of up to 3.0% of the gross proceeds of the sale price for Common Stock sold under the Sales Agreement. The Company has also provided Ladenburg with customary indemnification rights and expense reimbursements for up to $50,000 of expenses in addition to ongoing diligence expenses. The representations, warranties and covenants contained in the Sales Agreement were made only for purposes of the Sales Agreement as of specific dates indicated therein, were solely for the benefit of Ladenburg and to allocate risk between the Company and Ladenburg, and as a result should not be relied on and may be subject to limitations agreed upon by the parties.

Executive Transition

Robert B. Scott resigned from the Company as Chief Financial Officer effective October 24, 2025. John L. Erb was appointed by the Company’s board of directors to serve as the interim Chief Financial Officer, the interim Principal Financial Officer, and interim Principal Accounting Officer.

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

The Company continues to report operating losses and negative cash flows from operations, both of which it considers to be indicators of potential impairment. Therefore, the Company evaluates its long-lived assets for potential impairment at each reporting period. The Company has concluded that its cash flows from the various long-lived assets are highly interrelated and, as a result, the Company consists of a single asset group. As the Company expects to continue incurring losses in the foreseeable future, the undiscounted cash flow step was bypassed, and the Company proceeded to measure fair value of the asset group. The Company has determined the fair value of the asset group associated with its loaner units by using expected cash flows estimating future discounted cash flows expected from the rental of these units. For recently acquired assets within the asset group, primarily equipment, the Company determined the fair value based on the replacement cost. There have been no impairment losses recognized for the three and nine month periods ended September 30, 2025 or the year ended December 31, 2024.

Going Concern: Our consolidated financial statements have been prepared and presented on a basis assuming we continue as a going concern. During the years ended December 31, 2024, and 2023, and through September 30, 2025, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of September 30, 2025, we had an accumulated deficit of $313.9 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by equity financings, and although we believe that we will be able to successfully fund our operations into the future, there can be no assurance that we will be able to do so or that we will ever operate profitably. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

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

During 2021 and through September 30, 2025, we closed on underwritten public and other equity offerings for aggregate net proceeds of approximately $55.9 million after deducting the underwriting discounts and commissions or placement agents’ fees and offering expenses, as applicable, and other costs associated with the offerings. See Note 4 –Stockholders’ Equity, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Company will require additional funding to grow its business, which may not be available on terms favorable to the Company, or at all. The Company may receive those funds from the issuance of equity securities or other financing transactions. Should future capital raising be unsuccessful, the Company may not be able to continue as a going concern. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

Understanding the near-term need to raise capital, in 2024, the Company undertook steps to reduce its monthly cash burn rate by approximately 40%, balanced against its strategic growth initiatives, which provided more flexibility in anticipation of tougher capital market conditions for microcap companies like Nuwellis. These reductions included, but were not limited to, a reduction of the salaries for members of senior management, no merit increases to the base salaries of any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, no cash bonuses to any named executive officer or employee in 2024 for performance provided during the fiscal year ended December 31, 2023, a reduction in Board of Director and committee fees, temporary suspension of the Company’s 401(k) match, travel reductions, and reductions to select professional services. The Board authorized the restoration of the Company 401(k) match effective October 1, 2024, and the restoration of Board and committee fees and executive salaries, effective November 1, 2024.

We believe that our existing capital resources will be sufficient to support our operating plan into the first quarter of 2026; however, there can be no assurance that our capital resources will be sufficient through that time period. We will seek to raise additional capital to support our growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance the Company will be successful in raising additional capital.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The Company is evaluating its disclosure approach for ASU 2023-09 and anticipates adopting the standard for the annual period ending December 31, 2025.

The Company has considered all recent accounting pronouncements issued and their potential effects on its consolidated financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed consolidated financial statements.

FINANCIAL OVERVIEW

We are a medical technology company focused on commercializing the Aquadex System for ultrafiltration treatment of patients with fluid overload who have failed diuretic therapy. Activities since inception have consisted principally of raising capital, performing research and development, and conducting pre-clinical and clinical studies. During 2016, we acquired the Aquadex business. Since then, our activities have consisted mainly of expanding our sales and marketing capabilities, performing clinical research, and engaging in new product development. The Company has an accumulated deficit since its inception and as of September 30, 2025, we had an accumulated deficit of $313.9 million. We expect to incur losses for the foreseeable future. To date, we have been funded by public financings. Although we believe that we will be able to continue to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of three months ended September 30, 2025 to three months ended September 30, 2024

Net Sales
(in thousands)

Three months ended September 30, 2025	Three months ended September 30, 2024	Increase (Decrease)	% Change
$2,217	$2,367	$(150)	(6.3)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors, who in turn sell to hospitals and clinics in their geographic regions. The decrease in sales in the current year period is primarily due to one-time prior year SeaStar Medical Quelimmune revenue of $0.2 million, a decrease in international operations of $0.1 million year-over-year, and lower console average selling price, partially offset by a 15% increase in circuit sales.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three months ended September 30, 2025	Three months ended September 30, 2024	Increase (Decrease)	% Change
Cost of goods sold	$772	$711	$61	8.6%
Selling, general and administrative	$3,539	$2,702	$837	31.0%
Research and development	$603	$486	$117	24.1%

Cost of Goods Sold
The increase in cost of goods sold for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to unfavorable manufacturing variances and under-absorption of fixed overhead because of lower production volumes earlier in the year, which flowed through Costs of Goods Sold in the current year quarter as that inventory was sold.

Selling, General and Administrative
The increase in selling, general and administrative expense was primarily driven by increased headcount and compensation-related expense and higher professional services fees.

Research and Development
The increase in R&D expenses was primarily driven by increased headcount and compensation-related expense and higher consulting fees associated with increased sustained engineering expense and improvements to our quality system.

 Comparison of nine months ended September 30, 2025 to nine months ended September 30, 2024

Net Sales
(in thousands)

Nine months ended September 30, 2025	Nine months ended September 30, 2024	Increase (Decrease)	% Change
$5,846	$6,418	$(572)	(8.9)%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex system consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The decrease in sales in the current year period is primarily due to a 2% decrease in circuit sales, lower console average selling price, lower tech services and International, and one-time prior-year SeaStar Medical Quelimmune sales.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Increase (Decrease)	% Change
Cost of goods sold	$2,376	$2,097	$279	13.3%
Selling, general and administrative	$10,305	$10,544	$(239)	(2.3)%
Research and development	$1,828	$2,378	$(550)	(23.1)%

Cost of Goods Sold
The increase in cost of goods sold for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to unfavorable manufacturing variances and under-absorption of fixed overhead because of lower production volumes in the first half of fiscal year 2025.

Selling, General and Administrative
The decrease in selling, general and administrative expense was primarily driven by decreased headcount and compensation-related expense and lower professional services fees in the first half of fiscal year 2025.

Research and Development
The decrease in R&D expense versus the prior year was primarily driven by reduced R&D project spend.

Liquidity and Capital Resources

Sources of Liquidity
We have funded our operations primarily through cash on hand and a series of equity issuances.

On June 10, 2025, the Company announced the closing of its public offering of 61,444 shares of its Common Stock, pre-funded warrants to purchase 335,381 shares of Common Stock (all pre-funded warrants were exercised on this date), in each case with accompanying Series A Warrants to purchase up to 1,190,480 shares of Common Stock and Series B Warrants to purchase up to 396,829 shares of Common Stock with gross proceeds of approximately $5.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants. The public offering price per share of Common Stock and accompanying warrants was $12.60 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants was $12.5958 per pre-funded warrant and accompanying warrants. Each pre-funded warrant has an exercise price of $0.0042 per pre-funded warrant and was immediately exercisable. The Series B Warrants have an exercise price of $12.60 and will be exercisable for a period of five years following the receipt of stockholder approval, as required by the applicable rules and regulations of Nasdaq. The Series A Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2025 Reverse Stock Split equal to the greater of: (i) 20% of the combined public offering price per share of Common Stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2025 Reverse Stock Split. After the reverse stock split effectuated on July 3, 2025, the reset exercise price of the Series A warrants was set at $7.00 per share. The Series B Warrants include a zero cash exercise option allowing holders of a Series B Warrant the right to receive, without payment of any additional cash to the Company, an aggregate number of shares equal to the number of shares of Common Stock that would be issuable upon a cash exercise of such Series B Warrants.

On September 3, 2025, the Company entered into a Sales Agreement with Ladenburg pursuant to which the Company may sell shares of the Company’s Common Stock, par value $0.0001 (the “Common Stock”), from time to time, at its option, through or to Ladenburg, as sales agent or principal. Sales of the Company’s Common Stock made pursuant to the Sales Agreement, were made under the Company’s Registration Statement on Form S-3 (File No. 333-280647) and the prospectus supplement filed on September 3, 2025 with the Securities and Exchange Commission, in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act, initially having an aggregate offering price of up to $4,650,000. Ladenburg will use its commercially reasonable efforts to sell the Common Stock from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of Common Stock under the Sales Agreement, and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The offering of Common Stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. The Company is obligated to pay Ladenburg an aggregate sales agent commission of up to 3.0% of the gross proceeds of the sale price for Common Stock sold under the Sales Agreement. The Company has also provided Ladenburg with customary indemnification rights and expense reimbursements for up to $50,000 of expenses in addition to ongoing diligence expenses. The representations, warranties and covenants contained in the Sales Agreement were made only for purposes of the Sales Agreement as of specific dates indicated therein, were solely for the benefit of Ladenburg and to allocate risk between the Company and Ladenburg, and as a result should not be relied on and may be subject to limitations agreed upon by the parties. As of September 30, 2025, 447,288 shares of Common Stock had sold with total net proceeds of approximately $1.9 million pursuant to the terms of the Sales Agreement. See Note 10 – Subsequent Events.

As of September 30, 2025, and December 31, 2024, cash and cash equivalents were $3.1 million and $5.1 million, respectively. Our business strategy and ability to fund our operations in the future depend in part on our ability to grow the Aquadex Business by expanding our salesforce, selling our products to hospitals and other healthcare facilities, and controlling costs. We will need to seek additional financing in the future, which, to date, has been primarily through offerings of our equity securities.

Cash Flows used in Operating Activities
Net cash used in operating activities was $7.7 million and $8.1 million for the nine months ended September 30, 2025, and September 30, 2024, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, partially offset by non-cash charges for stock-based compensation, depreciation and amortization, and revaluation of the warrant liability, and the effects of changes in operating assets and liabilities, including working capital.

Cash Flows used in Investing Activities
Net cash used in investing activities was $102,000 and $37,000 for the nine months ended September 30, 2025, and 2024, respectively. The cash used in investing activities in the current year period was for the purchase of loaner and demo console units and office equipment. The cash used in investing activities in the prior year period was for the purchase of manufacturing, laboratory, and office equipment.

Cash Flows provided by Financing Activities
Net cash provided by financing activities was $5.8 million and $6.2 million for the nine months ended September 30, 2025, and 2024, respectively. The cash provided by financing activities in the current year period was the result of proceeds received from the June 2025 financing and the September 2025 At-The-Marketing program. The cash provided by financing activities in the prior year period was the result of proceeds received from the April 2024, July 2024, and August 2024 financings and from the exercise of warrants from the October 2023 and April 2024 financings.

Capital Resource Requirements
As of September 30, 2025, we did not have any material commitments for capital expenditures.

Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management. All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, business development, and employees, our ability to execute on our strategic realignments, our post-market clinical data collection activities, benefits of our products to patients, our expectations with respect to product development and commercialization efforts, our ability to increase market and physician acceptance of our products, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, and other risks and uncertainties described in our filings with the SEC. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in other reports filed thereafter with the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

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

As of September 30, 2025, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025. The Certifying Officers based their conclusion on the fact that the Company has identified two material weaknesses in controls over financial reporting, as detailed in the 2024 Annual Report on Form 10-K. In light of this fact, management expects to perform additional analyses, reconciliations, and remediations.

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

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “NUWE.” In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, the minimum stockholders’ equity requirement. There can be no assurances that we will be successful in maintaining, or if we fall out of compliance, in regaining compliance with the continued listing requirements and maintaining the listing of our Common Stock on the Nasdaq Capital Market.

In May 2024, the Company received a letter from the Listing Qualifications Staff (the “Staff”) informing the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq, under Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”).

After appearing before the Nasdaq Hearings Panel (the “Panel”) and presenting its plan of compliance for the Stockholders’ Equity Requirement to the Panel, the Company was notified on August 8, 2024 by Nasdaq that the Panel had granted the Company’s request for continued listing, subject to, among other things, the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, evidencing compliance with the Stockholders’ Equity Requirement. The letter also indicated that pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter. If, within that one-year monitoring period, the Staff found the Company out of compliance with the Stockholders’ Equity Requirement, the Company will not be permitted to provide the Staff with a plan of compliance with respect to the deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor would the Company be afforded an applicable cure or compliance period; instead, the Staff will issue a delisting letter and the Company will have the opportunity to request a new hearing, where the Company’s securities may be at that time subject to delisting.

On June 10, 2025, the Company closed an offering of 61,444 shares of its Common Stock, pre-funded warrants to purchase 335,381 shares of Common Stock, in each case with accompanying Series A Warrants to purchase up to 1,190,480 shares of Common Stock (“Series A Warrants”) and Series B Warrants to purchase up to 396,829 shares of Common Stock (“Series B Warrants,” collectively, the “June 2025 Offering”). The public offering price per share of Common Stock and accompanying warrants is $12.60 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants is $12.5958 per pre-funded warrant and accompanying warrants. The Series B Warrants had an exercise price of $12.60 and would be exercisable for a period of five years following the receipt of stockholder approval, which was obtained on August 4, 2025, as required by the applicable rules and regulations of Nasdaq. The Series A Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2025 Reverse Stock Split equal to the greater of: (i) 20% of the combined public offering price per share of Common Stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2025 Reverse Stock Split.

As a result of specific terms included in the Series A Warrants and the Series B Warrants, it was determined that outstanding Series A Warrants and the Series B Warrants should be classified as a liability on the Company’s balance sheet until (i) in the case of the Series A Warrants, the price reset is triggered in connection with the reverse split or (ii) the warrants are exercised for shares of Common Stock. As of September 30, 2025, the liability associated with the Series A Warrants has been reclassified as equity and a majority of the liability associated with the Series B Warrants has been removed due to the exercise of the Series B Warrants for shares of Common Stock.

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

If our Common Stock is delisted from Nasdaq, our ability to raise capital through public offerings of our securities and to finance our operations could be adversely affected. We also believe that delisting would likely result in decreased liquidity and/or increased volatility in our Common Stock and could harm our business and future prospects. In addition, we believe that, if our Common Stock is delisted, our stockholders would likely find it more difficult to obtain accurate quotations as to the price of the Common Stock and it may be more difficult for stockholders to buy or sell our Common Stock at competitive market prices, if at all. If our Common Stock is delisted by Nasdaq, the price of our Common Stock may decline and our Common Stock may be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our Common Stock and an investor may find it more difficult to dispose of their Common Stock or obtain accurate quotations as to the market value of our Common Stock. Any such delisting action may materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all.

If we fail to comply with federal and state laws regarding off-label use of our products, we could face substantial civil and criminal penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

Healthcare professionals may choose to use and prescribe medical devices for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved or cleared by the regulatory authorities. Medical device companies, however, are prohibited from marketing and promoting products for indications and uses that are not specifically approved or cleared by FDA. Such “off-label” uses are common in the medical world and often are appropriate treatments for some patients. Regulatory authorities in the U.S. generally do not restrict or regulate the treatment choices of healthcare professionals. Regulatory authorities do, however, restrict communications by companies concerning off-label uses of their products. Any FDA clearance or marketing authorization that we have or may obtain in the future permits us to promote the subject medical device only for the specific use(s) cleared, approved, certified or otherwise authorized. We are prohibited from marketing or promoting any medical devices for off-label use.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. Accordingly, we engage in medical education activities and communicate with healthcare professionals about many aspects of our products and clinical trials. In addition, we are aware that the Aquadex System, which is cleared by the FDA solely for use in adults and pediatric patients weighing 20 kg or more, is being used off-label to treat patients who weigh less than 20 kg, including being modified by children’s hospitals so that it can provide dialysis to neonates and other premature infants who were born either without kidneys or without normal kidney function. These patients typically have very few other treatment options given the large extracorporeal blood volume required by standard dialysis machines, the need for blood priming of the dialysis circuit and the use of large catheters.

Although we believe that all of our communications regarding off-label uses are in compliance with the relevant regulatory requirements, the FDA or another regulatory authority may disagree, and characterize such communications as marketing and promotion of an off-label use.

If the FDA determines that we have marketed or promoted our products for off-label use by us or our commercial partners, it could request that we or our commercial partners modify those promotional materials. We also could be subject to regulatory or enforcement actions, including the issuance of untitled letters or warning letters, injunctions, seizures, civil fines and criminal penalties.

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

Foreign jurisdictions have their own laws and regulations concerning medical devices, including marketing authorizations and certifications, communications about off-label uses, and substantiation of advertising and promotional claims. Failure to comply with those laws and regulations could result in actions against us, including fines, penalties and exclusion from the market. Any such actions could adversely effect our ability to market new products and services or continue to market existing products and services in those jurisdictions.

Changes to U.S. tariff and import/export regulations may have a negative effect on our suppliers and/or service providers and, in turn, could have a material adverse impact on our financial condition.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly impact the cost of the Aquadex System, and other parts and supplies sourced internationally or impact the cost of service providers located outside of the United States, which in turn would negatively impact us. We currently source certain raw materials of the Aquadex System from China and are monitoring possible tariff impacts.

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

We do not carry a significant inventory of some of these components. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those suppliers or our relative importance to them as a customer, and our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us. In addition, if these suppliers are unable to deliver components to us, whether due to a labor shortage, slow-down or stoppage, or for any other reason, we would be required to seek alternative suppliers. We might not be able to identify and qualify additional or replacement suppliers for any of these components quickly or at all or without incurring significant additional costs.

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

Item 2.
Unregistered Sales of Equity Securities AND Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2025.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s three months ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.
Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2025

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

3.9	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	June 26, 2024	3.1

3.10	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended, of Nuwellis, Inc.	8-K	001-35312	July 2, 2025	3.1

3.11	Third Amended and Restated Bylaws	10-Q	000-35312	November 12, 2024	3.13

3.12	Amendment to Third Amended and Restated Bylaws	10-Q	001-35312	November 12, 2024	3.14

3.13	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith

3.14	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock	8-K	001-35312	October 18, 2022	3.1

3.15	Certificate of Designations of Preferences, Rights and Limitations of Series F-1 Convertible Preferred Stock	8-K	001-35312	June 9, 2025	3.1

10.1	At The Market Offering Agreement, dated as of September 3, 2025, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-35312	September 3, 2025	1.1

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: November 12, 2025	By:	/s/ John L. Erb
John L. Erb
President, Chief Executive Officer,
Interim Chief Financial Officer,
Principal Financial & Accounting Officer