Form 10-Q
period 2026-03-31
Nuwellis, Inc.
filed 2026-05-15
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 11, 2026, was 2,680,752

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
Nuwellis, Inc. AND SUBSIDIARieS
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$2,083	$1,085
Accounts receivable	1,559	1,493
Inventories, net	1,779	1,910
Other current assets	406	698
Total current assets	5,827	5,186
Property, plant and equipment, net	365	368
Operating lease right-of-use asset	237	293
Intangible assets, net	112	—
Other assets	420	271
TOTAL ASSETS	$6,961	$6,118

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,429	$2,226
Accrued compensation	852	460
Current portion of operating lease liability	265	261
Deferred consideration from Rendiatech acquisition, current	113	—
Other current liabilities	71	85
Total current liabilities	3,730	3,032
Deferred consideration from Rendiatech acquisition, non-current	200	—
Warrant liabilities	362	389
Operating lease liability	—	67
Total liabilities	4,292	3,488
Commitments and contingencies

Mezzanine Equity
Series J Convertible Preferred Stock as of March 31, 2026 and December 31, 2025, par value $0.0001 per share; authorized 600,000 shares, issued and outstanding 147 and 137, respectively	8	6
Stockholders’ equity
Series A junior participating preferred stock as of March 31, 2026 and December 31, 2025, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of March 31, 2026 and December 31, 2025, par value $0.0001 per share; authorized 18,000 shares, issued and outstanding 27 and 127 shares, respectively	—	—
Series F-1 convertible preferred stock as of March 31, 2026 and December 31, 2025, par value $0.0001 per share; authorized 100 shares, issued and outstanding 34 and 34 shares, respectively	—	—
Preferred stock as of March 31, 2026 and December 31, 2025, par value $0.0001 per share; authorized 39,352,000 shares, none outstanding	—	—
Common stock as of March 31, 2026 and December 31, 2025, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 2,635,718 and 1,686,217, respectively	—	—
Additional paid‑in capital	323,506	318,928
Accumulated other comprehensive income:
Foreign currency translation adjustment	8	8
Accumulated deficit	(320,853)	(316,312)
Total stockholders’ equity	2,661	2,624
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$6,961	$6,118

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts and weighted average shares outstanding)

	Three months ended March 31
	2026	2025
Net sales	$2,403	$1,904
Cost of goods sold	719	837
Gross profit	1,684	1,067
Operating expenses:
Selling, general and administrative	4,524	3,577
Research and development	1,728	550
Total operating expenses	6,252	4,127
Loss from operations	(4,568)	(3,060)
Other income	1	7
Change in fair value of warrant liabilities	26	40
Loss before income taxes	(4,541)	(3,013)
Income tax expense	-	(1)
Net loss	$(4,541)	$(3,014)
Deemed dividend attributable to Series J Convertible Preferred Stock	2	1
Net loss attributable to common shareholders	$(4,539)	$(3,013)

Basic and diluted loss per share	$(2.19)	$(28.93)

Weighted average shares outstanding – basic and diluted	2,074,940	104,142

Other comprehensive loss:
Net loss	$(4,541)	$(3,014)
Foreign currency translation adjustments	$-	$(2)
Total comprehensive loss	$(4,541)	$(3,016)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2024	104,142	$—	$305,366	$(47)	$(298,791)	$6,528
Net loss	—	—	—	—	(3,014)	(3,014)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	67	—	—	67
Series J convertible preferred stock deemed dividend	—	—	(1)	—	—	(1)
Balance March 31, 2025	104,142	$—	$305,432	$(49)	$(301,805)	$3,578

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2025	1,686,217	$—	$318,928	$8	$(316,312)	$2,624
Net loss	—	—	—	—	(4,541)	(4,541)
Issuance of common stock from exercise of warrants	799,501	—	4,393	—	—	4,393
Issuance of common stock from Rendiatech acquisition	150,000	—	162	—	—	162
Stock-based compensation	—	—	25	—	—	25
Series J convertible preferred stock deemed dividend	—	—	(2)	—	—	(2)
Balance March 31, 2026	2,635,718	$—	$323,506	$8	$(320,853)	$2,661

See notes to the condensed consolidated financial statement.

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31
	2026	2025
Operating Activities:
Net loss	$(4,541)	$(3,014)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	38	73
Stock-based compensation expense	25	67
Change in fair value of warrant liabilities	(26)	(40)
Non-cash IP R&D from Rendiatech acquisition	757	-
Changes in operating assets and liabilities:
Accounts receivable	(66)	187
Inventory, net	181	(34)
Other current assets	293	41
Other assets Other liabilities	(171)	45
Accounts payable and accrued expenses	398	139
Net cash used in operating activities	(3,112)	(2,536)

Investing Activities:
Purchases of property and equipment	(30)	-
Purchase of intangible assets	(90)	-
Cash paid for acquisition of Rendiatech, net of cash acquired	(164)	-
Net cash used in investing activities	(284)	-

Financing Activities:
Issuance of common stock and warrants from offering, net	4,393	-
Non-cash Series J deemed dividend	2	-
Net cash provided by financing activities	4,395	-

Effect of exchange rate changes on cash	-	(2)
Net increase (decrease) in cash and cash equivalents	999	(2,538)
Cash and cash equivalents, and restricted cash - beginning of period	1,190	5,095
Cash and cash equivalents, and restricted cash - end of period	$2,189	$2,557

Supplemental cash flow information
Common stock issued as consideration in asset acquisition	$162	$-
Transaction costs in accounts payable	$164	$-
Deferred costs issued as consideration in asset acquisition	$313	$-
Deemed dividend on Series J Preferred Stock	$2	$1

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
  (Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: Nuwellis, Inc. (the “Company”) is a commercial-stage medical device company focused on advancing precision cardiorenal care in critical care settings, through the development, manufacture and commercialization of the Aquadex SmartFlow® system for ultrafiltration therapy. The Aquadex SmartFlow® system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg or more, whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with a wholly owned subsidiary in Ireland which we are in the process of dissolving, along with another subsidiary incorporated under the laws of Israel. The Company has been listed on Nasdaq since February 2012.

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

In March, 2026, the Company acquired Rendiatech, Inc. (an Israeli corporation formed to acquire certain assets of RenalSense Ltd. following its bankruptcy), which develops automated kidney function monitoring technology. See Note 10 – Asset Acquisition for additional details.

Principles of Consolidation: The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and do not include all disclosures required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year.

Acquisitions: The Company evaluates acquisitions pursuant to ASC 805, Business Combinations, to determine whether the transaction should be accounted for as a business combination or an asset acquisition.

For asset acquisitions, the Company allocates the purchase price (including transaction costs) to the individual assets acquired and liabilities assumed on a relative fair value basis. Direct acquisition-related costs are capitalized as part of the purchase price.

Acquired In-Process Research and Development Expenses: Acquired in-process research and development activities include payments pursuant to the Company’s asset acquisition. In-process research and development that is acquired in a transaction that does not qualify as a business combination under U.S. GAAP and that does not have an alternative future use is recorded as Research and Development expense in the consolidated statements of operations in the period in which it is acquired.

The Company expensed $757 thousand of acquired in-process research and development related to the Rendiatech asset acquisition during the three months ended March 31, 2026, as it had no alternative future use.

Intangible Assets: Intangible assets  comprise non-competition agreements and website development costs. Intangible assets with finite lives are amortized over the period the assets are expected to contribute directly or indirectly to future cash flows.

Intangible assets are reviewed for impairment annually or more frequently if indicators of impairment exist.

Going Concern: The Company’s condensed consolidated financial statements have been prepared assuming it will continue as a going concern. As of March 31, 2026, the Company had an accumulated deficit of $320.9 million and expects to continue incurring losses in the near term.

To date, the Company has been funded primarily through equity financings. The Company believes its existing capital resources will be sufficient to support its operating plan into the second quarter of 2026. It will also continue to evaluate opportunities to raise additional capital through debt, equity, or a combination thereof to support growth initiatives and strengthen its balance sheet. While the Company is confident in its ability to fund operations and execute on its strategic plan, there can be no assurance that additional capital will be available on favorable terms, or at all, or that the Company will achieve profitability.

These conditions, including continued operating losses, negative cash flows from operations, an accumulated deficit of $320.9 million, and the need for additional capital to fund ongoing operations and growth initiatives (including the integration of the Rendiatech acquisition), raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these financial statements are issued. While management’s plans, including recent financing activities, cost discipline initiatives, and contingency measures, are intended to address these conditions, such plans do not alleviate the substantial doubt. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Segment Information: Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker (the “CODM”), the chief executive officer, view the Company’s operations and manages its business as a single operating segment. On March 31, 2026 and December 31, 2025, long-lived assets were located primarily in the United States. See Note 9 — Segment Reporting for additional information.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018. Accordingly, the Company recognizes revenue when its customers obtain control of its products or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. See Note 2 – Revenue Recognition below for additional disclosures. For the three months ended March 31, 2026, three customer represented 14%, 11%, and 10% of net sales. For the three months ended March 31, 2025, one customer represented 14% of net sales.

Inventories consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Finished Goods	$285	$445
Work in Process	138	88
Raw Materials	1,449	1,457
Inventory Reserves	(93)	(80)
Total	$1,779	$1,910

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31
	2026	2025
Stock options	34,446	81
Warrants to purchase common stock	4,815,296	126,787
Series F convertible preferred stock	10,719	1,642
Series F-1 convertible preferred stock	13,498	—
Series J convertible preferred stock	87	2
Total	4,874,046	128,512

The following table reconciles reported net loss with reported net loss per share for each of the three months ended:

	Three months ended March 31
	2026	2025
(in thousands, except per share amounts)
Net loss	$(4,541)	$(3,014)
Deemed dividend attributable to Series J Convertible Preferred Stock	2	1
Net loss attributable to common shareholders	$(4,539)	$(3,013)
Weighted average shares outstanding	2,075	104
Basic and diluted loss per share	$(2.19)	$(28.93)

Recently Issued Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income- Expense Disaggregation Disclosures, which requires detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

Subsequent Events: The Company evaluates events through the date the condensed consolidated financial statements are filed for events requiring adjustment to or disclosure in the condensed consolidated financial statements. See Note 11 – Subsequent Events below for additional disclosures.

Note 2 – Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted effective January 1, 2018. Revenue is recognized when control of promised goods or services is transferred to the customer in an amount that reflects the consideration expected to be received. The majority of contracts have a single performance obligation and are short-term in nature. Revenue from extended service plans (less than 1% of net sales) is recognized over time and included in deferred revenue (classified in other current liabilities). See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025, for a full description of our revenue recognition policy.

International Exit: On August 7, 2025, the Company announced its decision to exit substantially all its international operations in order to focus exclusively on the U.S. market—where the Company is seeing the strongest growth and clinical demand. With expanding traction in U.S. cardiac surgery and pediatric programs, and a rising opportunity in the hospital-based outpatient space, the Company is streamlining to prioritize investment in markets where it can have the most immediate and long-term impact. As of March 31, 2026, the Company’s remaining accrued contractual exit fees and product repurchase obligations were $49 thousand.

Customer Concentration: For the three months ended March 31, 2026, three customers represented 14%, 11%, and 10% of net sales. For the three months ended March 31, 2025, one customer represented 14% of net sales.

Product Returns and Other: The Company estimates product returns based on historical data and industry information. Returns have been minimal to date, and no material variable consideration adjustment was required in the current period. Shipping and handling costs are included in cost of goods sold, and sales taxes are excluded from revenue.

Note 3 – Stockholders’ Equity

Series F Convertible Preferred Stock: As of March 31, 2026 and December 31, 2025, 27 shares and 127 shares of Series F convertible preferred stock remained outstanding, respectively (par value $0.0001 per share; authorized 18,000 shares). The conversion price was last adjusted to $397.00 following the 2025 reverse stock split. See Note 4 in our Annual Report on Form 10-K for the year ended December 31, 2025, for a description of the terms, anti-dilution provisions, and historical issuances.

Series F-1 Convertible Preferred Stock: As of March 31, 2026, 34 shares of Series F-1 convertible preferred stock remained outstanding. These shares were issued in exchange for Series F shares held by our CEO in June 2025. See Note 4 in our Annual Report on Form 10-K for the year ended December 31, 2025, for further details.

Common Stock and Warrants: During the three months ended March 31, 2026, the Company completed a private placement and related warrant inducement transaction that raised aggregate gross proceeds of approximately $5.0 million before placement agent fees and offering expenses.

January 2026 Private Placement and Warrant Inducement Offer(“January 2026 Transaction”): On January 29, 2026, the Company entered into a securities purchase agreement with Armistice Capital Master Fund Ltd. (“Armistice”) for a private placement (the “Private Placement”) in which it issued (i) 994,537 pre-funded common stock purchase warrants (“Pre-Funded Warrants”) to purchase up to 994,537 shares of common stock at an exercise price of $0.0001 per share and (ii) 1,989,074 common stock purchase warrants (“Private Placement Common Warrants”) to purchase up to 1,989,074 shares of common stock at an exercise price of $2.84 per share, for a combined purchase price of $3.09 per Pre-Funded Warrant and accompanying warrants. The transaction generated approximately $3.1 million in gross proceeds.

Simultaneously, the Company entered into a warrant inducement offer letter with Armistice (the “Inducement Offer”) pursuant to which Armistice exercised its remaining outstanding Series A and Series B warrants (issued June 2025) and Series I and Series II warrants (issued November 2024) (collectively, the “Existing Warrants”) to purchase 623,585 shares of common stock at a reduced exercise price of $2.84 per share. In connection with the exercise, the Company issued new common stock purchase warrants (“Inducement Warrants”) to purchase up to 1,247,170 shares of common stock (200% of the shares issued upon exercise of the Existing Warrants) at an exercise price of $2.84 per share. The Inducement Offer generated approximately $2.0 million in gross proceeds.

As compensation to the exclusive placement agent, Ladenburg Thalmann & Co. Inc., the Company issued warrants to the placement agent (the “Agent Warrants”) to purchase up to 48,544 shares of common stock at an exercise price of $5.0985 per share. The Agent Warrants have substantially the same terms as the Private Placement Common Warrants and Inducement Warrants and expire on January 29, 2031.

All warrants issued in the January 2026 transactions (Pre-Funded Warrants, Private Placement Common Warrants, Inducement Warrants, and Agent Warrants) were determined to be freestanding financial instruments that qualify for equity classification under ASC 480 and ASC 815-40. Accordingly, they are recorded in stockholders’ equity. The Company allocated the net proceeds from the Private Placement on a relative fair value basis using the Black-Scholes option pricing model and recorded all direct and incremental issuance costs (including the 8.0% cash placement agent fee, expense reimbursement, and the fair value of the Agent Warrants) as a reduction of additional paid-in capital. The modification of the Existing Warrants was accounted for as an equity transaction, with any incremental fair value recognized as an equity issuance cost. No derivative liabilities were recorded, and no further remeasurement is required.

Key Black-Scholes valuation inputs (January 29, 2026):
●
Current stock price: $4.19
●
Expected volatility: 148.1%
●
Expected term: 5.0 years
●
Risk-free interest rate: 3.80%
●
Expected dividend yield: 0%

The following table summarizes the warrants issued in the January 2026 transactions that remain outstanding as of March 31, 2026:

Warrant Type	Shares Underlying	Exercise Price	Fair Value	Expiration Date	Status
Pre-Funded Warrants	819,296	$0.0001	$4.19	Upon full exercise	Outstanding
Private Placement Common Warrants	1,989,074	$2.84	$3.887	January 30, 2031	Outstanding
Inducement Warrants	1,247,170	$2.84	$3.887	5 years from resale registration effective date	Outstanding
Agent Warrants	48,544	$5.0985	$3.779	January 29, 2031	Outstanding

Total shares potentially issuable upon exercise of January 2026 warrants: 4,104,084 (subject to applicable beneficial ownership limitations). The shares underlying these warrants have been registered for resale.

In addition to the January 2026 activity, as of March 31, 2026, 6,268 Series B warrants remained unexercised with a fair value of approximately $6,583 (classified as warrant liabilities). See Note 5 – Fair Value of Financial Instruments for additional warrant valuation details.

Issuance of Common Stock and Stock Options in Connection with Rendiatech Acquisition: On March 17, 2026, the Company completed its asset acquisition of Rendiatech, Inc. (“Rendiatech”), an Israeli corporation formed to acquire certain assets of RenalSense Ltd. following its bankruptcy. As partial consideration for the acquisition, the Company issued 150,000 shares of its common stock to the sellers. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and were recorded at fair value based on the closing price of the Company’s common stock on the acquisition date. The issuance is reflected in the condensed consolidated statements of stockholders’ equity as an increase in common stock issued and outstanding and additional paid-in capital.

In addition, as part of the consideration, the Company granted stock options to purchase up to 30,000 shares of common stock to certain individuals associated with the sellers, with terms set forth in separate option agreements consistent with the Company’s 2021 Inducement Plan (or other applicable equity plan). These options are subject to vesting conditions as outlined in the Securities Purchase Agreement and will be accounted for as stock-based compensation expense over the respective service periods.

The equity securities issued in connection with the Rendiatech asset acquisition are subject to a six-month lock-up period from the closing date, during which the recipients may not offer, sell, or otherwise dispose of such securities, subject to certain customary exceptions. See Note 10 – Asset Acquisitions for additional information regarding the acquisition, including the total consideration transferred and the preliminary purchase price allocation.

At-The-Market Offering: We maintain an ATM agreement with Ladenburg Thalmann & Co. Inc. (entered September 3, 2025), under which we may sell common stock from time to time. As of March 31, 2026, we had sold 768,535 shares for net proceeds of approximately $2.9 million. No shares were sold under the ATM during the three months ended March 31, 2026. See Note 4 in our Annual Report on Form 10-K for the year ended December 31, 2025, for a description of the agreement terms.

Reverse Stock Split: All share and per-share amounts have been retroactively adjusted to reflect the 2025 one-for-42 reverse stock split effective July 3, 2025. See Note 4 in our Annual Report on Form 10-K for the year ended December 31, 2025, for details.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended March 31
(in thousands)	2026	2025
Selling, general and administrative expense	$24	$65
Research and development expense	1	2
Total stock-based compensation expense	$25	$67

During the three months ended March 31, 2026 and 2025, under the 2017 Equity Incentive Plan, and the 2021 Inducement Plan, the Company granted 0 stock options for both periods to its directors, officers and employees. Vesting generally occurs either immediately or up to a 48-month period based on a time-of-service condition. As the Company did not issue any stock options during the three months ended March 31, 2026, there is no weighted-average grant date fair value of the stock options issued during the three months ended March 31, 2026. The weighted-average grant date fair value of the stock options issued during the three months ended March 31, 2026, and 2025 was $0 and $0 per share, respectively.

 The total number of stock options outstanding as of March 31, 2026, and 2025 was 34,446 and 81, respectively.

During the three months ended March 31, 2026, and 2025, 1,097 and 4 stock options vested, respectively, and 6 and 12 stock options expired or were forfeited during these periods, respectively. During the three months ended March 31, 2026, and 2025, no options were exercised.

Note 5—Fair Value

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

The deferred consideration liability related to the Rendiatech asset acquisition (additional cash payments due in 2026 and 2027) is also classified as Level 3. The liability was initially measured at its fair value of $313 thousand on the acquisition date of March 17, 2026, using a discount rate of 13.38% (Company’s estimated credit risk rate based on a CCC bond yield).

The carrying value of the deferred consideration liability approximates its fair value as of March 31, 2026.

(in thousands)	March 31, 2026	December 31, 2025
Warrant liability Series B	$6	$12
Warrant liability Series J	355	377
Deferred consideration liability (Rendiatech)	313	—
Total Level 3 liabilities	$674	$389

The following is a roll-forward of the fair value of the Level 3 liabilities:

(in thousands)	Warrant Liabilities	Deferred Consideration	Total
Balance at December 31, 2025	$389	$—	$389
Acquisition of Rendiatech (initial fair value)	—	313	313
Exercise of Series B warrants	(2)	—	(2)
Change in fair value	(26)	—	(26)
Balance at March 31, 2026	$361	$313	$674

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

As of March 31, 2026, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

Note 7—Operating Leases

The Company leases a 23,000 square foot facility located in Eden Prairie, Minnesota for office and manufacturing space under a non-cancelable operating lease that expires in March 2027. In November 2021, the Company entered into a fourth amendment to the lease, extending the term of the lease from March 31, 2022 to March 31, 2027. This facility serves as our corporate headquarters and houses substantially all our functional departments. Monthly rent and common area maintenance charges, including estimated property tax for our headquarters, total approximately $36 thousand. The lease contains provisions for annual inflationary adjustments. Rent expense is being recorded on a straight-line basis over the term of the lease. Beginning on April 1, 2022, the annual base rent was $10.50 per square foot, subject to future annual increases of $0.32 to $0.34 per square foot.

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

Note 9—Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (the “CODM”), or decision-making group, in deciding how to allocate resources in assessing performance. Nuwellis has one reportable segment: fluid overload. The Company is a medical technology company focused on developing and commercializing the Aquadex System. The Company recognizes this medical device system as one reporting segment. The CODM is the chief executive officer.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025:

	Three months ended March 31
	2026	2025
Revenue	$2,403	$1,904
Gross Profit	1,684	1,067
Gross profit %	70.1%	56.0%
Operating expenses:
General and administrative	2,371	1,846
Sales and marketing	2,084	1,430
Development	1,397	206
Clinical, Quality, Regulatory	400	578
Total operating expenses	6,252	4,060
Stock Based Compensation	-	67
Other income (expense)	(27)	(46)
Net income (loss)	$(4,541)	$(3,014)

Note 10—Asset Acquisition

On March 17, 2026, the Company completed the acquisition of Rendiatech Ltd. The transaction was accounted for as an asset acquisition under ASC 805-50 because the acquired set did not meet the definition of a business.

Consideration Transferred (in thousands):

Description	Amount
Cash paid at closing	$149
Less: Cash acquired	(24)
Net cash consideration	125
Fair value of common stock issued (150,000 shares)	162
Transaction costs capitalized	203
Additional cash payments	313
Total consideration transferred	$803

Assets Acquired and Liabilities Assumed (in thousands):

Description	Fair Value
Inventory	$50
In-process R&D	757
Non-compete agreements	27
Liabilities assumed	(31)
Net assets acquired	$803

The IPR&D asset had no alternative future use in its acquired form and was charged to research and development expense immediately ($757 thousand) in accordance with ASC 730-10-25-2. The non-compete agreements are being amortized over their three-year estimated useful lives.

There were no operations from the acquired Rendiatech assets between the acquisition date and March 31, 2026. The transaction was not material to the Company’s results of operations or cash flows.

The additional cash payments represent $125 thousand due on or prior to December 31, 2026 and $250 thousand due on the earlier of a defined commercial regulatory clearance date or December 31, 2027. The payments were discounted to fair value as of the acquisition date.

In connection with the asset acquisition, the Company is obligated to pay an earnout royalty payment equal to 9% of gross sales by the Company on the sale of the commercialized products, not to exceed $2 million. The Company determined the earnout was considered a post-acquisition cost and will recognize expense once a payment amount is considered probable and reasonably estimable.

As of March 31, 2026, the net carrying amount of acquired intangible assets from the Rendiatech transaction was $27 thousand (non-compete agreements, net of amortization). The Company’s separately capitalized website intangible is included in the total Intangible assets, net balance of $112 thousand.

Note 11—Subsequent Events

Subsequent to March 31, 2026, on April 24, 2026, the Company entered into a Settlement Agreement and Release with E.F. Hutton & Co. The Company agreed to pay a total of $204 thousand in full settlement of all claims, with neither party admitting any liability. The payment was due and paid within five days of the settlement date, and E.F. Hutton & Co. has agreed to dismiss the lawsuit with prejudice. The Company had accrued the full $204 thousand settlement amount as of March 31, 2026. This settlement resolves the matter in its entirety.

The Company has evaluated subsequent events through May 15, 2026, the date these condensed consolidated financial statements were available to be issued, and has determined that, other than the matters described above, there are no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.
       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

Unless otherwise specified or indicated by the context, “Nuwellis,” “Company,” “we,” “us,” and “our” refer to Nuwellis, Inc. and its subsidiary.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and include, without limitation, statements regarding our intent, belief or expectations with respect to our financial condition, results of operations, business strategy, plans and objectives of management, future operations and performance, and the markets in which we operate. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and in our subsequent filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

RECENT DEVELOPMENTS

●
Completed the asset acquisition of Rendiatech, Inc. on March 17, 2026, adding automated continuous kidney function monitoring technology to our cardiorenal platform.
●
Appointed Carisa Schultz as Chief Financial Officer effective February 2, 2026.
●
Continued execution of strategic realignment, including substantial payment of international exit obligations and full manufacturing transition to KDI Precision Manufacturing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

The Company completed the asset acquisition of Rendiatech Ltd. on March 17, 2026. The transaction was accounted for as an asset acquisition under ASC 805-50. The purchase price was allocated to the individual assets acquired and liabilities assumed on a relative fair value basis, resulting in the recognition of inventory, non-compete agreements, and the immediate expensing of $552 thousand of in-process research and development (IPR&D) that had no alternative future use. There were no operations from the acquired Rendiatech assets between the acquisition date and March 31, 2026, and the transaction was not material to the Company’s results of operations or cash flows for the three months ended March 31, 2026. See Note 10 – Asset Acquisition for additional information regarding the transaction and the purchase price allocation.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements adopted during the three months ended March 31, 2026 that had a material effect on the Company’s condensed consolidated financial statements. For a discussion of accounting pronouncements recently adopted or issued, refer to Note 1 – Nature of Business and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

FINANCIAL OVERVIEW

Nuwellis is dedicated to advancing cardiorenal care by enabling earlier, safer, and more controlled fluid management for patients. Activities since inception have consisted principally of raising capital, performing research and product development, and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing efforts, as well as continued development of clinical evidence and new product development efforts. As March 31, 2026, we had an accumulated deficit of $320.9 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings. Although we believe that we will be able to successfully fund our operations in the future, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of three months ended March 31, 2026 to three months ended March 31, 2025

Net Sales
(in thousands)

Three months ended March 31, 2026	Three months ended March 31, 2025	Increase (Decrease)	% Change
$2,403	$1,904	$499	26.2%

Revenue is generated mainly from the sale of consoles and blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. The increase in sales in the current year period is primarily due to a 633% increase in console sales, and a 15% increase in circuits reflecting continued increases in the number of patients treated with the Aquadex therapy.

Costs and Expenses

Our costs and expenses were as follows:

(in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025	Increase (Decrease)	% Change
Cost of goods sold	$719	$837	$(118)	(14.1)%
Selling, general and administrative	$4,524	$3,577	$947	26.5%
Research and development	$1,728	$550	$1,178	214.4%

Cost of Goods Sold
The decrease in cost of goods sold for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the increase in margin from switching to contract manufacturing, KDI Precision Manufacturing.

Selling, General and Administrative
The increase in selling, general and administrative expense was primarily driven by increased headcount and sales related compensation from a 26.2% increase in sales vs prior year, and higher professional services fees.

Research and Development
The increase in R&D expenses was primarily driven by the Rendiatech asset acquisition, increased headcount and compensation-related expense and higher consulting fees associated with increased sustained engineering expense and improvements to our quality system.

Liquidity and Capital Resources

Sources of Liquidity
We have funded our operations primarily through cash on hand, equity issuances, and at-the-market offerings. As of March 31, 2026, and December 31, 2025, cash, cash equivalents, and restricted cash were $2.2 million and $1.2 million, respectively.

On March 17, 2026, we completed the acquisition of Rendiatech Ltd., which utilized $125 thousand of net cash (after $24 thousand of cash acquired in the business) and the issuance of equity (150,000 shares of common stock and 30,000 stock options). Transaction costs associated with the acquisition were expensed in selling, general and administrative expenses.

Our business strategy and ability to fund operations depend on growing the Aquadex business through expanded sales, product adoption, and cost control, as well as the successful integration of the Rendiatech technology. We expect to seek additional financing in the future, primarily through equity offerings or the existing At-The-Market program.

Cash Flows
Net cash used in operating activities was $3.1 million for the three months ended March 31, 2026, compared to $2.5 million for the comparable prior-year period. This primarily reflects our net loss, partially offset by non-cash items (e.g., stock-based compensation, depreciation, warrant fair value changes) and changes in working capital.

Net cash used in investing activities was $284 thousand, primarily for property and equipment purchases and cash paid for the Rendiatech acquisition (net of cash acquired).

Net cash provided by financing activities was $4.4 million, primarily from proceeds under the January PIPE Warrants.

Capital Resource Requirements
As of March 31, 2026, we had no material commitments for capital expenditures beyond ordinary course purchases.

We believe our existing capital resources will support operations through the end of the second quarter of 2026, but we will require additional capital to fund operations through the end of fiscal year 2026. See Note 1 – Going Concern for additional discussion.

Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on management's beliefs, assumptions, and expectations and information currently available. Forward-looking statements include statements regarding future operating performance, business strategy, product development, market acceptance, financing needs, and other matters. Such statements are identified by words such as "believe," "expect," "anticipate," "may," "will," "should," "could," "estimate," "plan," "potential," or similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially, including those described in our Annual Report on Form 10-K for the year ended December 31, 2025, and subsequent SEC filings. We undertake no obligation to update forward-looking statements except as required by law.

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

As of March 31, 2026, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2026. The Certifying Officers based their conclusion on the fact that the Company has identified two material weaknesses in controls over financial reporting, as detailed in the 2025 Annual Report on Form 10-K. In light of this fact, management expects to perform additional analyses, reconciliations, and remediations.

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

PART II—OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

On February 11, 2026, E.F. Hutton & Co. filed a complaint against the Company in the Supreme Court of the State of New York alleging breach of an engagement letter. On April 24, 2026, the parties executed a Settlement Agreement and Release whereby the Company agreed to pay E.F. Hutton $204 thousand, with neither party admitting liability.  E.F. Hutton agreed to dismiss its complaint with prejudice within two business days of the Company’s payment of the settlement amount paid on May 1, 2026.

Item 1A.
Risk Factors

You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2025, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our Common Stock. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, other than the following update related to the recent acquisition:

Risks Related to Our Business

On March 17, 2026, we completed the asset acquisition of Rendiatech Ltd. For a discussion of risks related to acquisitions and integration, including the Rendiatech transaction, see the risk factor titled “Our business could be adversely affected due to risks related to proposed acquisitions and the subsequent integration of such acquisitions” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.
Unregistered Sales of Equity Securities AND Use of Proceeds

Unregistered Sales of Equity Securities: During the three months ended March 31, 2026, the Company sold unregistered equity securities in the following transactions, each of which were reported on Currents Reports on Form 8-K:

On January 29, 2026, the Company completed a private placement and warrant inducement transaction with Armistice Capital Master Fund Ltd. and related parties. The Company issued (i) 994,537 pre-funded warrants, (ii) 1,989,074 common stock purchase warrants, and (iii) additional inducement warrants, for aggregate gross proceeds of approximately $5.0 million before placement agent fees and expenses. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. See the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026, for additional details.

In addition, 150,000 shares of common stock were issued on March 17, 2026, as partial consideration for the acquisition of Rendiatech, Inc. See Note 10 – Asset Acquisitions for additional information.

Use of Proceeds: The net proceeds from the January 2026 private placement were used for general corporate purposes, including working capital, repayment of certain obligations, funding of the Rendiatech acquisition, and continued commercialization of the Company’s products.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s three months ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.
Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended March 31, 2026

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

3.9	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	June 26, 2024	3.1

3.10	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended, of Nuwellis, Inc.	8-K	001-35312	July 2, 2025	3.1

3.11	Third Amended and Restated Bylaws	10-Q	000-35312	November 12, 2024	3.13

3.12	Amendment to Third Amended and Restated Bylaws	10-Q	001-35312	November 12, 2024	3.14

3.13	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock	8-K	001-35312	October 18, 2022	3.1

3.15	Certificate of Designations of Preferences, Rights and Limitations of Series F-1 Convertible Preferred Stock	8-K	001-35312	June 9, 2025	3.1

4.1	Form of Common Stock Purchase Warrant	8-K	001-35312	January 30, 2026	4.1

4.2	Form of Pre-Funded Warrant	8-K	001-35312	January 30, 2026	4.2

4.3	Form of January Inducement Warrant	8-K	001-35312	January 30, 2026	4.3

10.1	Form of Securities Purchase Agreement, dated as of January 29, 2026, by and among the Company and the Purchaser identified on the signature page thereto	8-K	001-35312	January 30, 2026	10.1

10.2	Placement Agency Agreement, dated as of January 29, 2026, by and between the Company and the Placement Agent	8-K	001-35312	January 30, 2026	10.2

10.3	Form of Registration Rights Agreement, dated as of January 29, 2026, by and among the Company and the Purchaser identified on the signature page thereto.	8-K	001-35312	January 30, 2026	10.3

10.4	Form of Warrant Inducement Offer Letter	8-K	001-35312	January 30, 2026	10.4

10.5	Securities Purchase Agreement, dated January 29, 2026, by and among the Company, Rendiatech and the sellers named therein.	8-K	001-35312	January 30, 2026	10.5

10.6	Offer Letter, by and between Nuwellis, Inc. and Carisa Schultz, effective February 2, 2026	8-K	001-35312	January 30, 2026	10.6

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: May 15, 2026	By:	/s/ John L. Erb
John L. Erb
President, Chief Executive Officer