Form 10-Q
period 2026-06-30
Nuwellis, Inc.
filed 2026-08-13
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Yes ☐ No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 10, 2026, was 3,647,264.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
Nuwellis, Inc. AND SUBSIDIARieS
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$3,922	$1,085
Accounts receivable	1,545	1,493
Inventories, net	1,742	1,910
Other current assets	690	698
Total current assets	7,899	5,186
Property, plant and equipment, net	347	368
Operating lease right-of-use asset	179	293
Intangible assets, net	102	—
Other assets	599	271
TOTAL ASSETS	$9,126	$6,118

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$2,896	$2,226
Accrued compensation	731	460
Current portion of operating lease liability	200	261
Deferred consideration from Rendiatech acquisition, current	113	—
Other current liabilities	68	85
Total current liabilities	4,008	3,032
Deferred consideration from Rendiatech acquisition, non-current	200	—
Warrant liabilities	6,963	389
Operating lease liability	—	67
Total liabilities	11,171	3,488
Commitments and contingencies

Mezzanine Equity
Series J Convertible Preferred Stock as of June 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 600,000 shares, issued and outstanding 159 and 137, respectively	10	6
Stockholders’ equity (deficit)
Series A junior participating preferred stock as of June 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of June 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 18,000 shares, issued and outstanding 27 and 127 shares, respectively	—	—
Series F-1 convertible preferred stock as of June 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 100 shares, issued and outstanding 34 and 34 shares, respectively	—	—
Preferred stock as of June 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 39,352,000 shares, none outstanding	—	—
Common stock as of June 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 574,455 and 48,112, respectively	—	—
Additional paid‑in capital	323,618	318,928
Accumulated other comprehensive income:
Foreign currency translation adjustment	8	8
Accumulated deficit	(325,681)	(316,312)
Total stockholders’ equity (deficit)	(2,055)	2,624
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,126	$6,118

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts and weighted average shares outstanding)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Net sales	$1,969	$1,725	$4,372	$3,629
Cost of goods sold	471	767	1,190	1,604
Gross profit	1,498	958	3,182	2,025
Operating expenses:
Selling, general and administrative	3,725	3,189	8,249	6,766
Research and development	942	675	2,670	1,225
Total operating expenses	4,667	3,864	10,919	7,991
Loss from operations	(3,169)	(2,906)	(7,737)	(5,966)
Other income	7	10	8	17
Financing expense	(6,077)	(10,553)	(6,077)	(10,553)
Change in fair value of warrant liabilities	4,411	900	4,437	940
Loss before income taxes	(4,828)	(12,549)	(9,369)	(15,562)
Income tax expense	-	(4)	-	(5)
Net loss	$(4,828)	$(12,553)	$(9,369)	$(15,567)
Deemed dividend attributable to Series J Convertible Preferred Stock	1	1	3	2
Net loss attributable to common shareholders	$(4,827)	$(12,552)	$(9,366)	$(15,565)

Basic and diluted loss per share	$(26.64)	$(2,134.19)	$(77.88)	$(3,514.87)

Weighted average shares outstanding – basic and diluted	181,243	5,881	120,263	4,428

Other comprehensive loss:
Net Loss	$(4,828)	$(12,553)	$(9,369)	$(15,567)
Foreign currency translation adjustments	-	(5)	-	(7)
Total comprehensive loss	$(4,828)	$(12,558)	$(9,369)	$(15,574)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2024	2,929	$—	$305,366	$(47)	$(298,791)	$6,528
Net loss	—	—	—	—	(3,014)	(3,014)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	67	—	—	67
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance March 31, 2025	2,929	$—	$305,432	$(49)	$(301,805)	$3,578
Net loss	—	—	—	—	(12,553)	(12,553)
Unrealized foreign currency translation adjustment	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	17	—	—	17
Issuance of common stock, net	11,336	—	3	—	—	3
Issuance of common stock for Preferred Conversion	748	—	—	—	—	—
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance June 30, 2025	15,013	$—	$305,451	$(53)	$(314,358)	$(8,960)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2025	48,112	$—	$318,928	$8	$(316,312)	$2,624
Net loss	—	—	—	—	(4,541)	(4,541)
Issuance of common stock from exercise of warrants	22,839	—	4,393	—	—	4,393
Issuance of common stock from Rendiatech acquisition	4,285	—	162	—	—	162
Stock-based compensation	—	—	25	—	—	25
Series J convertible preferred stock deemed dividend	—	—	(2)	—	—	(2)
Balance March 31, 2026	75,236	$—	$323,506	$8	$(320,853)	$2,661
Net loss	—	—	—	—	(4,828)	(4,828)
Stock-based compensation	—	—	22	—	—	22
Issuance of common stock from ATM offerings, net	1,284	—	55	—	—	55
Issuance of common stock from exercise of warrants	443,478	—	36	—	—	36
Issuance of common stock from June 2026 financing	54,381	—	—	—	—	—
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Fractional shares from June 2026 reverse stock split	76	—	—	—	—	—
Balance June 30, 2026	574,455	$—	$323,618	$8	$(325,681)	$(2,055)

See notes to the condensed consolidated financial statement

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months ended June 30
	2026	2025
Operating Activities:
Net loss	$(9,369)	$(15,567)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	75	123
Stock-based compensation expense	47	84
Change in fair value of warrant liabilities	(4,437)	(940)
Financing expense	6,077	10,553
Non-cash IP R&D from Rendiatech acquisition	757	-
Changes in operating assets and liabilities:
Accounts receivable	(52)	534
Inventory, net	218	(310)
Other current assets	8	(430)
Other assets	(213)	106
Other liabilities	(144)	(74)
Accounts payable and accrued expenses	746	1,288
Net cash used in operating activities	(6,287)	(4,633)

Investing Activities:
Purchases of property and equipment	(39)	(4)
Purchase of intangible assets	(90)	-
Cash paid for acquisition of Rendiatech, net of cash acquired	(164)	-
Net cash used in investing activities	(293)	(4)

Financing Activities:
Proceeds from issuance of common stock and warrants, net	9,363	3,999
Issuance of common stock from ATM, net	55	-
Net cash provided by financing activities	9,418	3,999

Effect of exchange rate changes on cash	-	(7)
Net increase (decrease) in cash and cash equivalents	2,838	(645)
Cash and cash equivalents, and restricted cash - beginning of period	1,190	5,095
Cash and cash equivalents, and restricted cash - end of period	$4,028	$4,450

Supplemental cash flow information
Common stock issued as consideration in asset acquisition	$162	$-
Issuance of common stock for conversion of Series F-1 Preferred Stock	$-	$1,100
Deferred costs issued as consideration in asset acquisition	$313	$-
Deemed dividend on Series J Preferred Stock	$3	$2

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: Nuwellis, Inc. (the “Company”) is a commercial-stage medical device company focused on advancing precision cardiorenal care in critical care settings, through the development, manufacture and commercialization of the Aquadex SmartFlow® system for ultrafiltration therapy. The Aquadex SmartFlow® system is indicated for temporary (up to eight hours) or extended (longer than 8 hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg or more, whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with a wholly owned subsidiary in Ireland and Israel which we are in the process of dissolving. The Company has been listed on Nasdaq since February 2012.

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

Principles of Consolidation: The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and do not include all disclosures required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended June 30, 2026, are not necessarily indicative of the results expected for the full year.

Reclassification: Certain prior year amounts have been reclassified to conform to our 2026 presentation. On the condensed consolidated statements of cash flows for the six months ended June 30, 2025, the other assets and liabilities line within operating activities was changed to present the change in other assets and other liabilities separately. There were no impacts to the net cash used in operating activities for the six months ended June 30, 2025 as a result of the change.

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

Going Concern: The Company’s condensed consolidated financial statements have been prepared assuming it will continue as a going concern. As of June 30, 2026, the Company had an accumulated deficit of $325.7 million and expects to continue incurring losses in the near term.

To date, the Company has been funded primarily through equity financings. The Company believes its existing capital resources will be sufficient to support its operating plan into the second quarter of 2027. It will also continue to evaluate opportunities to raise additional capital through debt, equity, or a combination thereof to support growth initiatives and strengthen its balance sheet. While the Company is confident in its ability to fund operations and execute on its strategic plan, there can be no assurance that additional capital will be available on favorable terms, or at all, or that the Company will achieve profitability.

These conditions, including continued operating losses, negative cash flows from operations, an accumulated deficit of $325.7 million, and the need for additional capital to fund ongoing operations and growth initiatives (including the integration of Rendiatech Ltd., and Israeli company (“Rendiatech”) following the Company’s acquisition), raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these financial statements are issued. On March 17, 2026, the Company acquired 100% of the outstanding stock of Rendiatech Ltd. The acquisition was accounted for as an asset acquisition under ASC 805-50 because the acquired set did not meet the definition of a business. While management’s plans, including recent financing activities, cost discipline initiatives, and contingency measures, are intended to address these conditions, such plans do not alleviate the substantial doubt. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Segment Information: Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker (the “CODM”), the chief executive officer, view the Company’s operations and manages its business as a single operating segment. On June 30, 2026, and December 31, 2025, long-lived assets were located primarily in the United States. See Note 9 — Segment Reporting for additional information.

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

Inventories consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Finished Goods	$511	$445
Work in Process	108	88
Raw Materials	1,209	1,457
Inventory Reserves	(86)	(80)
Total	$1,742	$1,910

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30
	2026	2025
Stock options	1,722	125
Warrants to purchase common stock	2,514,009	49,316
Series F convertible preferred stock	2,592	306
Series F-1 convertible preferred stock	3,264	386
Series J convertible preferred stock	3	2
Total	2,521,590	50,135

The following table reconciles reported net loss with reported net loss per share for each of the three and six months ended:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
(in thousands, except per share amounts)
Net loss	$(4,828)	$(12,553)	$(9,369)	$(15,567)
Deemed dividend attributable to Series J Convertible Preferred Stock	1	1	3	2
Net loss attributable to common shareholders	$(4,827)	$(12,552)	$(9,366)	$(15,565)
Weighted average shares outstanding	181,243	5,881	120,263	4,428
Basic and diluted loss per share	$(27)	$(2,134)	$(78)	$(3,515)

Recently Issued Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income- Expense Disaggregation Disclosures, which requires detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

Subsequent Events: The Company evaluates events through the date the condensed consolidated financial statements are filed for events requiring adjustment to or disclosure in the condensed consolidated financial statements. See Note 10 – Subsequent Events below for additional disclosures.

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

International Exit: On August 7, 2025, the Company announced its decision to exit substantially all its international operations in order to focus exclusively on the U.S. market—where the Company is seeing the strongest growth and clinical demand. With expanding traction in U.S. cardiac surgery and pediatric programs, and a rising opportunity in the hospital-based outpatient space, the Company is streamlining to prioritize investment in markets where it can have the most immediate and long-term impact. As of June 30, 2026, the Company’s remaining accrued contractual exit fees and product repurchase obligations were $49,000.

Customer Concentration: For the three months ended June 30, 2026, two customers represented 14%, and 12% of net sales. For the three months ended June 30, 2025, one customer represented 20% of net sales. For the six months ended June 30, 2026, two customers represented 13%, and 11% of net sales. For the six months ended June 30, 2025, one customer represented 16% of net sales.

Product Returns and Other: The Company estimates product returns based on historical data and industry information. Returns have been minimal to date, and no material variable consideration adjustment was required in the current period. Shipping and handling costs are included in cost of goods sold, and sales taxes are excluded from revenue.

Note 3 – Stockholders’ Equity

Series F Convertible Preferred Stock: As of June 30, 2026 and December 31, 2025, 27 shares and 127 shares of Series F convertible preferred stock remained outstanding, respectively (par value $0.0001 per share; authorized 18,000 shares). The conversion price was last adjusted to $13,895 following the 1-for-35 reverse stock split which was effectuated on June 25, 2026. See Note 4 in our Annual Report on Form 10-K for the year ended December 31, 2025, for a description of the terms, anti-dilution provisions, and historical issuances.

Series F-1 Convertible Preferred Stock: As of June 30, 2026 and December 31, 2025, 34 shares of Series F-1 convertible preferred stock remained outstanding. These shares were issued in exchange for Series F shares held by our former CEO in June 2025. See Note 4 in our Annual Report on Form 10-K for the year ended December 31, 2025, for further details.

Common Stock and Warrants: During the three months ended June 30, 2026, the Company completed a public offering on June 8, 2026 that raised aggregate gross proceeds of approximately $6.0 million before placement agent fees and offering expenses. The offering included shares of common stock, pre-funded warrants, and accompanying Series C warrants (the “Series C Warrants”) and Series D warrants (the “Series D Warrants”). See below for additional details regarding this transaction and the earlier January 2026 private placement and warrant inducement.

January 2026 Private Placement and Warrant Inducement Offer (“January 2026 Transaction”): In January 2026, the Company completed a private placement (the “January 2026 PIPE”) and warrant inducement transaction (the “January 2026 Warrant Inducement”) with Armistice Capital Master Fund Ltd. that generated aggregate gross proceeds of approximately $5.1 million (before deducting placement agent fees and other offering expenses of approximately $0.7 million), resulting in net proceeds to the Company of approximately $4.4 million. The transaction included the issuance of pre-funded warrants, common stock purchase warrants, and inducement warrants (recorded in equity), as well as placement agent warrants. All warrants issued in the January 2026 transaction were classified as equity instruments.

At-The-Market Offering: We maintain an ATM agreement with Ladenburg Thalmann & Co. Inc. (entered September 3, 2025), under which we may sell common stock from time to time. As of June 30, 2026, we had sold 23,227 shares for net proceeds of approximately $2.99 million. 1,284 shares for net proceeds of approximately $55,000 were sold under the ATM during the three months ended June 30, 2026. See Note 4 in our Annual Report on Form 10-K for the year ended December 31, 2025, for a description of the agreement terms.

June 2026 Stock Offering: On June 8, 2026, the Company announced the closing of its public offering of 54,381 shares of its common stock, pre-funded warrants to purchase 517,047 shares of common stock, (in each case with accompanying Series C Warrants to purchase up to 1,714,293 shares of common stock and Series D Warrants to purchase up to 571,437 shares of common stock with gross proceeds of approximately $6.0 million (before deducting placement agent fees and other offering expenses of approximately $1.1 million), resulting in net proceeds to the Company of approximately $4.9 million (the “June 2026 Financing”). The public offering price per share of common stock and accompanying warrant is $10.50 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants is $10.4965 per pre-funded warrant and accompanying warrants. Each pre-funded warrant has an exercise price of $0.0035 per pre-funded warrant and was immediately exercisable. The Series D Warrants have an exercise price of $10.50 and are exercisable for a period of five years following the receipt of stockholder approval and authorized share increase, which the Company, as required by the applicable rules and regulations of Nasdaq, received on July 24, 2026. The Series C Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2026 Reverse Stock Split (as defined below) equal to the greater of: (i) 20% of the combined public offering price per share of common stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2026 Reverse Stock Split. After the reverse stock split was effectuated on June 25, 2026, the lowest daily volume weighted average price during the applicable five-trading-day period was $3.02. Pursuant to the terms of the Series C Warrants, which provide for a 10% discount to such VWAP, the reset exercise price of the Series C Warrants was set at $2.72 per share. The Series D Warrants include a zero-cash exercise option allowing holders of a Series D Warrant the right to receive, without payment of any additional cash to the Company, an aggregate number of shares equal to the number of shares of common stock that would be issuable upon a cash exercise of such Series D Warrants.

The Series C Warrants and Series D Warrants offered in the June 2026 Financing were determined to be classified as a liability on the condensed consolidated balance sheet. An independent valuation of the warrants was performed and reviewed with management. The Series C Warrants were valued using the Monte Carlo Simulation Model utilizing US Treasury Rates, Volatility rates, common stock price and assumptions around date and likelihood of a reverse split exercise price adjustment and fundamental transaction. The Series D Warrants were valued using the common stock price given the zero-exercise price. The valuation at issuance was $11.0 million and at June 30, 2026, was $6.6 million, representing a warrant liability decrease of $4.4 million from issuance. The $4.4 million warrant liability decrease from issuance has been reported on the condensed consolidated statement of operations as a “Change in fair value of warrant liability”. The warrant valuation of $11.0 million exceeded the gross proceeds of $6.0 million. Accordingly, the warrant valuation exceeded the gross proceeds and the difference was recorded as ‘Day 1 interest’. You will find this difference, along with other issuance costs (discounts, legal, printing) reported on the condensed consolidated statement of operations as “Financing expense”.

In a concurrent private transaction, we agreed to reduce the exercise price of up to 102,243 outstanding common stock warrants expiring between August 4, 2030 and February 9, 2031, to the public offering price (“Repriced Warrants”). Other than the reduction in exercise price, the terms of the Repriced Warrants remain the same and unchanged. The exercise of the Repriced Warrants was subject to the approval of the Company’s stockholders, which was received on July 24, 2026. See Note 10 – Subsequent Events below for additional disclosures.

Reverse Stock Split: On June 19, 2025, the Board approved a one-for-forty-two reverse stock split of the Company’s issued and outstanding shares of common stock (the “2025 Reverse Stock Split”) which became effective on July 3, 2025, and our common stock began trading on a post-split basis.

On August 4, 2025, the Company’s stockholders approved a proposal to amend the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its outstanding common stock at a ratio in the range of one-for-five to one-for-seventy, to be determined at the discretion of the Board. On June 25, 2026, the Company effectuated a one-for-thirty-five (1-for-35) reverse stock split of its issued and outstanding shares of common stock (the “2026 Reverse Stock Split”). The 2026 Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on June 25, 2026, and the Company’s common stock began trading on a split-adjusted basis when the market opened on June 26, 2026. When the 2026 Reverse Stock Split became effective, every thirty-five shares of the Company’s issued and outstanding common stock (and such shares held in treasury) automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the conversion of the Company’s outstanding shares of preferred stock and the exercise of all outstanding stock options, restricted stock units, and warrants to purchase shares of common stock, as well as the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock that was created as a result of the 2026 Reverse Stock Split was rounded down to the next whole share, and the stockholder received cash equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company’s common stock as reported on Nasdaq on the last trading day before the 2026 Reverse Stock Split became effective. All share and per-share amounts have been retroactively adjusted to reflect both reverse stock splits for all periods presented.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended June 30		Six months ended June 30
(in thousands)	2026	2025	2026	2025
Selling, general and administrative expense	$22	$14	$46	$79
Research and development expense	-	3	1	5
Total stock-based compensation expense	$22	$17	$47	$84

During the three and six months ended June 30, 2026, under the 2017 Equity Incentive Plan and the 2021 Inducement Plan, the Company granted 768 and 1,622 stock options, respectively, to its directors, officers and employees. During the three and six months ended June 30, 2025, the Company granted 122 stock options in each period. Vesting generally occurs either immediately or up to a 48-month period based on a time-of-service condition. The weighted-average grant date fair value of the stock options issued during the three and six months ended June 30, 2026 was $42.93 and $40.15 per share, respectively, and during the three and six months ended June 30, 2025 was $18.19 per share for both periods.

The total number of stock options outstanding as of June 30, 2026, and 2025 were 1,722 and 125, respectively.

During the three months ended June 30, 2026 and 2025, 86 and 0 stock options vested, respectively. During the six months ended June 30, 2026 and 2025, 109 and 0 stock options vested, respectively.

During the three and six months ended June 30, 2026, 25 stock options expired or were forfeited. During the three and six months ended June 30, 2025, no stock options expired or were forfeited.

During the three and six months ended June 30, 2026 and 2025, no options were exercised.

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

The fair value of the Company’s common and preferred stock warrant liabilities were calculated using a Monte Carlo valuation model and were classified as Level 3 in the fair value hierarchy.

The deferred consideration liability related to the Rendiatech asset acquisition (additional cash payments due in 2026 and 2027) is also classified as Level 3. The liability was initially measured at its fair value of $313,000 on the acquisition date of March 17, 2026, using a discount rate of 13.38% (Company’s estimated credit risk rate based on a CCC bond yield).

The carrying value of the deferred consideration liability approximates its fair value as of June 30, 2026.

(in thousands)	June 30, 2026	December 31, 2025
Warrant liability Series B	$7	$12
Warrant liability Series C	4,872	$—
— Warrant liability Series D	1,743	$—
Warrant liability Series J	341	377
Deferred consideration liability (Rendiatech)	313	—
Total Level 3 liabilities	$7,276	$389

The following is a roll-forward of the fair value of the Level 3 liabilities:

(in thousands)	Warrant Liabilities	Deferred Consideration	Total
Balance at December 31, 2025	$389	$—	$389
Acquisition of Rendiatech (initial fair value)	—	313	313
June 8, 2026 issuance of common warrants	11,013	—	11,013
Exercise of Series B warrants	(2)	—	(2)
Change in fair value	(4,437)	—	(4,437)
Balance at June 30, 2026	$6,963	$313	$7,276

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

As of June 30, 2026, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Revenue	$1,969	$1,725	$4,372	$3,629
Gross Profit	1,498	958	3,182	2,025
Gross profit %	76.1%	55.5%	72.8%	55.8%
Operating expenses:
General and administrative	1,524	1,347	3,633	3,189
Sales and marketing	1,984	1,598	4,066	3,028
Development	431	327	1,660	533
Clinical, Quality, Regulatory	706	575	1,513	1,157
Total operating expenses	4,645	3,847	10,872	7,907
Stock Based Compensation	22	17	47	84
Other Expense	1,659	9,647	1,632	9,601
Net loss	$(4,828)	$(12,553)	$(9,369)	$(15,567)

Note 10—Subsequent Events

The Company has evaluated subsequent events through August 13, 2026, the date the financial statements were available to be issued. The Company has determined that there are no material subsequent events to disclose in these condensed consolidated financial statements, except as noted below. On July 31, 2026, the Company entered into a definitive securities purchase agreement with certain institutional investors for the purchase and sale of 1,310,890 shares of its common stock at a price of $2.59 per share in a registered direct offering priced at-the-market under Nasdaq rules. Gross proceeds from the registered direct offering were approximately $3.4 million, before deducting placement agent fees and other offering expenses of $0.5 million.

In a concurrent private placement, the Company agreed to issue to the same investors warrants to purchase up to an aggregate of 1,310,890 shares of common stock. The warrants have an exercise price of $2.59 per share, are exercisable immediately upon issuance, and have a term of five years from the date of effectiveness of the registration statement covering the shares of common stock underlying the warrants.

In addition, on July 30, 2026, holders exercised 1,202,965 Series C Warrants at an exercise price of $2.722 per share, resulting in gross cash proceeds to the Company of approximately $3.3 million and the issuance of 1,202,965 shares of common stock.

Collectively, these transactions provided approximately $6.7 million of gross proceeds, significantly strengthening the Company's cash position and liquidity subsequent to June 30, 2026.

As a result of the June 8, 2026 financing, the Company’s stockholders’ equity as of June 30, 2026, as reported in the interim financial statements included in this Quarterly Report on Form 10-Q, was below the Stockholders’ Equity Requirement. However, as of the date of the filing of this Quarterly Report on Form 10-Q and a majority of the liability associated with the Series D Warrants has been removed as these were exercised into common stock, resulting in a pro forma stockholders’ equity of $4,392 (in thousands) as of June 30, 2026, and the Company believes it continues to be compliance with the minimum Stockholders’ Equity Requirement.

The following table sets forth the Company’s total stockholders’ deficit as reported as of June 30, 2026 and as adjusted on an unaudited pro forma basis to reflect the reclassification of the Series C and Series D warrants from liability to stockholders’ equity (amounts in thousands):

Total stockholders’ deficit as of June 30, 2026	$(2,055)
Reclassification of Series C Warrants on July 2, 2026	5,031
Reclassification of Series D Warrants due to exercises through August 13, 2026	1,416
Unaudited pro forma total stockholders’ equity as of June 30, 2026	$4,392

As reflected in the pro forma unaudited stockholders’ equity table above, the Company would have reported stockholders’ equity of $4.392 million on a pro forma basis as of June 30, 2026, had the reclassification of the Series C Warrants and Series D Warrants occurred by that date. Importantly, as of the date of the filing of this Quarterly Report on Form 10-Q, the Company believes it continues to have stockholders’ equity of at least $2.5 million, which is the applicable minimum requirement for the continued listing of the Company’s securities on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b). The Company continues to actively monitor its performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. Nasdaq will also continue to monitor our ongoing compliance with the Stockholder’s Equity Requirement, and, if at the time of our next periodic report we do not evidence such compliance, we may be subject to delisting. For additional information, See Item 1A – Risk Factors, Risks Related to Our Common Stock.

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

RECENT DEVELOPMENTS

●
Closed a registered public offering on June 8, 2026, raising approximately $6.0 million in gross proceeds.
●
Effectuated a one-for-thirty-five (1-for-35) reverse stock split of the Company’s common stock, effective June 25, 2026.
●
Appointed Mike McCormick as Chief Executive Officer effective June 30, 2026.

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

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements adopted during the three months ended June 30, 2026 that had a material effect on the Company’s condensed consolidated financial statements. For a discussion of accounting pronouncements recently adopted or issued, refer to Note 1 – Nature of Business and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

FINANCIAL OVERVIEW

Nuwellis is dedicated to advancing cardiorenal care by enabling earlier, safer, and more controlled fluid management for patients. Activities since inception have consisted principally of raising capital, performing research and product development, and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing efforts, as well as continued development of clinical evidence and new product development efforts. As of June 30, 2026, we had an accumulated deficit of $325.7 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings. Although we believe that we will be able to successfully fund our operations in the future, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of three months ended June 30, 2026 to three months ended June 30, 2025

Net Sales
(in thousands)

Three months ended June 30, 2026	Three months ended June 30, 2025	Increase (Decrease)	% Change
$1,969	$1,725	$244	14.1%

Revenue is generated mainly from the sale of consoles and blood filters and catheters used in conjunction with the Aquadex System consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. The increase in sales in the current year period is primarily due to a 209% increase in console sales, and a 9% increase in circuits reflecting continued increases in the number of patients treated with the Aquadex therapy.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025	Increase (Decrease)	% Change
Cost of goods sold	$471	$767	$(296)	(38.6)%
Selling, general and administrative	$3,725	$3,189	$536	16.8%
Research and development	$942	$675	$267	39.6%

Cost of Goods Sold
The decrease in cost of goods sold for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to the increase in margin from switching to contract manufacturing, KDI Precision Manufacturing.

Selling, General and Administrative
The increase in selling, general and administrative expenses was primarily driven by increased headcount and sales related compensation from a 14.1% increase in sales vs prior year, and higher professional services fees.

Research and Development (R&D)
The increase in R&D expenses was primarily driven by increased headcount and compensation-related expenses and higher consulting fees associated with increased sustained engineering expenses and improvements to our quality system.

Comparison of six months ended June 30, 2026 to six months ended June 30, 2025

Net Sales
(in thousands)

Six months ended June 30, 2026	Six months ended June 30, 2025	Increase (Decrease)	% Change
$4,372	$3,629	$743	20.5%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex system consoles. We sell primarily in the United States to hospitals and clinics through our direct salesforce. We sell outside of the United States to independent specialty distributors who in turn sell to hospitals and clinics in their geographic regions. The increase in sales in the current year period is primarily due to a 361% increase in console sales, and a 12% increase in circuits reflecting continued increases in the number of patients treated with the Aquadex therapy.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Six months ended June 30, 2026	Six months ended June 30, 2025	Increase (Decrease)	% Change
Cost of goods sold	$1,190	$1,604	$(414)	(25.8)%
Selling, general and administrative	$8,249	$6,766	$1,483	21.9%
Research and development	$2,670	$1,225	$1,445	118.0%

Cost of Goods Sold
The decrease in cost of goods sold for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to the increase in margin from switching to contract manufacturing, KDI Precision Manufacturing.

Selling, General and Administrative
The increase in selling, general and administrative expenses was primarily driven by increased headcount and sales related compensation from a 20.5% increase in sales vs prior year, and higher professional services fees.

Research and Development
The increase in R&D expenses was primarily driven by increased headcount and compensation-related expenses and higher consulting fees associated with increased sustained engineering expenses and improvements to our quality system.

Liquidity and Capital Resources

Sources of Liquidity
We have funded our operations primarily through cash on hand, equity issuances, and at-the-market offerings. As of June 30, 2026, and December 31, 2025, cash, cash equivalents, and restricted cash were $4.0 million and $1.2 million, respectively.

Our business strategy and ability to fund operations depend on growing the Aquadex Business through expanded sales, product adoption, and cost control, as well as the successful integration of the Rendiatech technology. We expect to seek additional financing in the future, primarily through equity offerings or the existing At-The-Market program assuming adequate shelf availability as calculated under SEC rules.

Cash Flows
Net cash used in operating activities was $6.3 million for the six months ended June 30, 2026, compared to $4.6 million for the comparable prior-year period. This primarily reflects our net loss, partially offset by non-cash items (e.g., stock-based compensation, depreciation, warrant fair value changes) and changes in working capital.

Net cash used in investing activities was $293,000 and $4,000 for the six months ended June 30, 2026 and 2025 respectively, primarily for property and equipment purchases and cash paid for the Rendiatech Acquisition (net of cash acquired).

Net cash provided by financing activities was $9.4 million for the six months ended June 30, 2026, primarily from proceeds under the January 2026 PIPE warrants, January 2026 Warrant Inducement, and June 2026 Financing.

Capital Resource Requirements
As of June 30, 2026, we had no material commitments for capital expenditures beyond ordinary course purchases.

We believe our existing capital resources will support operations through the end of the second quarter of 2027, but we will require additional capital to fund operations through the end of fiscal year 2027. See Note 1 – Going Concern for additional discussion.

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

As of June 30, 2026, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2026. The Certifying Officers based their conclusion on the fact that the Company has identified two material weaknesses in controls over financial reporting, as detailed in the 2025 Annual Report on Form 10-K. In light of this fact, management expects to perform additional analyses, reconciliations, and remediations.

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

Item 1A.
Risk Factors

You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2025, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our Common Stock. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, other than the following:

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

On June 8, 2026, the Company closed an offering of 54,381 shares of its common stock, pre-funded warrants to purchase 517,047 shares of common stock, in each case with accompanying Series C Warrants to purchase up to 1,714,286 shares of common stock and Series D Warrants to purchase up to 571,437 shares of common stock. The public offering price per share of common stock and accompanying warrants is $10.60 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants is $10.5965 per pre-funded warrant and accompanying warrants. The Series D Warrants had an exercise price of $10.60 and would be exercisable for a period of five years following the receipt of stockholder approval, as required by the applicable rules and regulations of Nasdaq. The Series C Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2026 Reverse Stock Split equal to the greater of: (i) 20% of the combined public offering price per share of common stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2026 Reverse Stock Split.

As a result of specific terms included in the Series C Warrants and the Series D Warrants, it was determined that outstanding Series C Warrants and the Series D Warrants should be classified as a liability on the Company’s balance sheet until (i) in the case of the Series C Warrants, the price reset is triggered in connection with the reverse split or (ii) the warrants are exercised for shares of common stock.

On June 25, 2026, the Company consummated a one-for-thirty-five reverse stock split of the Company’s issued and outstanding shares of common stock. As a result of this reverse stock split, the price reset provision of the Series C Warrants was triggered, resulting in the exercise price being reduced to $2.72 per share, and the transition of any outstanding Series C Warrants from being classified as a liability on the Company’s balance sheet into equity. On July 24, 2026 at a special meeting our stockholders approved, amongst other things, the exercise of the Series C Warrants and Series D Warrants in accordance with Nasdaq Listing Rule 5635(d). Following this special meeting, the holders of the Series D Warrants exercised a majority of the outstanding warrants, resulting in the removal of a majority of the liability associated with the outstanding Series D Warrants from the Company’s balance sheet.

As a result of the above, the Company’s stockholders’ equity as of June 30, 2026, as reported in the interim financial statements included in this Quarterly Report on Form 10-Q, was below the Stockholders’ Equity Requirement. However, as of the date of the filing of this Quarterly Report on Form 10-Q, the liability associated with the Series C Warrants has been reclassified as equity and a majority of the liability associated with the Series D Warrants has been removed, resulting in a pro forma stockholders’ equity of $4,392 (in thousands) as of June 30, 2026, and the Company believes it continues to be compliance with the minimum Stockholders’ Equity Requirement. However, there is no assurance that the Nasdaq Hearings Panel will agree with our conclusion or whether it will require a plan of compliance that details our ability to maintain compliance with the Stockholders’ Equity Requirement that we can provide.

On January 13, 2026, Nasdaq filed a rule proposal with the SEC to adopt a new continued listing requirement that would require all companies listed on Nasdaq to maintain a minimum market value of listed securities of $5 million. As proposed, if a company’s market value of listed securities falls below this threshold for 30 consecutive trading days, Nasdaq may immediately suspend trading and initiate delisting proceedings without affording the company a compliance cure period. This proposed rule would be in addition to Nasdaq’s existing continued listing requirements. On June 22, 2026, the SEC adopted the rule. If the market value of our common stock stays below the $5 million threshold or we otherwise fail to satisfy Nasdaq’s continued listing standards, we will face delisting proceedings on an accelerated basis. The delisting of our common stock from Nasdaq would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting would likely harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities. The effective date of the rule was July 23, 2026, however, on July 29, 2026, the SEC temporarily stayed the effectiveness of such rule. It is not currently known when or if the rule may be reimplemented by the SEC and Nasdaq.

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

Item 2.
Unregistered Sales of Equity Securities AND Use of Proceeds

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.
Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2026

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

3.9	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	June 26, 2024	3.1

3.10	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended, of Nuwellis, Inc.	8-K	001-35312	July 2, 2025	3.1

3.11	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended, of Nuwellis, Inc.	8-K	001-35312	June 24, 2026	3.1

3.12	Third Amended and Restated Bylaws	10-Q	000-35312	November 12, 2024	3.13

3.13	Amendment to Third Amended and Restated Bylaws	10-Q	001-35312	November 12, 2024	3.14

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.14	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.15	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock	8-K	001-35312	October 18, 2022	3.1

3.16	Certificate of Designations of Preferences, Rights and Limitations of Series F-1 Convertible Preferred Stock	8-K	001-35312	June 9, 2025	3.1

4.1	Form of Series C Common Warrant to Purchase Shares of Common Stock	S-1/A	333-296198	June 4, 2026	4.4

4.2	Form of Series D Common Warrant to Purchase Shares of Common Stock	S-1/A	333-296198	June 4, 2026	4.5

4.3	Form of Placement Agent Warrant to Purchase Shares of Common Stock	S-1/A	333-296198	June 4, 2026	4.6

10.1	Form of Securities Purchase Agreement	S-1/A	333-296198	June 4, 2026	10.66

10.2	Form of Placement Agency Agreement	S-1/A	333-296198	June 4, 2026	1.1

10.3	Employment Agreement, by and between Nuwellis, Inc. and Michael McCormick, dated June 30, 2026					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: August 13, 2026	By:	/s/ Mike McCormick
Mike McCormick
Chief Executive Officer

/s/ Carisa Schultz
Carisa Schultz
Chief Financial Officer