Form 10-Q
period 2026-09-30
Nuwellis, Inc.
filed 2026-11-12
CIK 1506492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Yes ☐ No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 10, 2026, was 540,912.

PART I—FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$8,290	$1,085
Accounts receivable	1,391	1,493
Inventories, net	1,770	1,910
Other current assets	479	698
Total current assets	11,930	5,186
Property, plant and equipment, net	303	368
Operating lease right-of-use asset	120	293
Intangible assets, net	93	—
Other assets	999	271
TOTAL ASSETS	$13,445	$6,118

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,986	$2,226
Accrued compensation	700	460
Current portion of operating lease liability	135	261
Deferred consideration from Rendiatech acquisition, current	113	—
Other current liabilities	56	85
Total current liabilities	2,990	3,032
Deferred consideration from Rendiatech acquisition, non-current	200	—
Warrant liabilities	399	389
Operating lease liability	0	67
Total liabilities	3,589	3,488
Commitments and contingencies	—	—

Mezzanine Equity
Series J Convertible Preferred Stock as of September 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 600,000 shares, issued and outstanding 170 and 137, respectively	11	6

Stockholders’ equity
Series A junior participating preferred stock as of September 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 30,000 shares, none outstanding	—	—
Series F convertible preferred stock as of September 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 18,000 shares, issued and outstanding 27 and 127 shares, respectively	—	—
Series F-1 convertible preferred stock as of September 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 100 shares, issued and outstanding 34 and 34 shares, respectively	—	—
Preferred stock as of September 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 39,352,000 shares, none outstanding	—	—
Common stock as of September 30, 2026 and December 31, 2025, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 540,912 and 5,342, respectively	—	—
Additional paid‑in capital	337,487	318,928
Accumulated other comprehensive income:
Foreign currency translation adjustment	8	8
Accumulated deficit	(327,650)	(316,312)
Total stockholders’ equity	9,845	2,624
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$13,445	$6,118

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts and weighted average shares outstanding)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$2,212	$2,217	$6,584	$5,846
Cost of goods sold	674	772	1,864	2,376
Gross profit	1,538	1,445	4,720	3,470
Operating expenses:
Selling, general and administrative	3,007	3,539	11,256	10,305
Research and development	584	603	3,254	1,828
Total operating expenses	3,591	4,142	14,510	12,133
Loss from operations	(2,053)	(2,697)	(9,790)	(8,663)
Other income	51	4	59	21
Financing expense	(61)	—	(6,138)	(10,553)
Change in fair value of warrant liabilities	94	3,161	4,531	4,101
(Loss) income before income taxes	(1,969)	468	(11,338)	(15,094)

Income tax expense	—	—	—	(5)

Net (loss) income	$(1,969)	$468	$(11,338)	$(15,099)
Deemed dividend attributable to Series J Convertible Preferred Stock	2	1	5	3
Net (loss) income attributable to common shareholders	$(1,967)	$469	$(11,333)	$(15,096)

Basic and diluted (loss) income per share	$(5.81)	$177.16	$(93.13)	$(12,548.83)

Weighted average shares outstanding – basic and diluted	338,384	2,646	121,695	1,203

Other comprehensive (loss) income:
Net (loss) income	$(1,969)	468	(11,338)	(15,099)
Foreign currency translation adjustments	—	(1)	—	(7)
Total comprehensive (loss) income	$(1,969)	$467	(11,338)	$(15,106)

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2024	320	$—	$305,366	$(47)	$(298,791)	$6,528
Net loss	—	—	—	—	(3,014)	(3,014)
Unrealized foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	67	—	—	67
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance March 31, 2025	320	$—	$305,432	$(49)	$(301,805)	$3,578
Net loss	—	—	—	—	(12,553)	(12,553)
Unrealized foreign currency translation adjustment	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	17	—	—	17
Issuance of common stock, net	1,260	—	3	—	—	3
Issuance of common stock for Preferred Conversion	84	—	—	—	—	—
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance June 30, 2025	1,664	$—	$305,451	$(53)	$(314,358)	$(8,960)
Net income	—	—	—	—	468	468
Unrealized foreign currency translation adjustment	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	19	—	—	19
Issuance of common stock from ATM offering, net	1,418	—	1,889	—	—	1,889
Issuance of common stock for Warrant Exercise	1,240	—	2,055	—	—	2,055
Reclassification of Series A warrants to equity	—	—	8,439	—	—	8,439
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance September 30, 2025	4,322	—	317,852	(54)	(313,890)	3,908

	Outstanding Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2025	5,342	$—	$318,928	$8	$(316,312)	$2,624
Net loss	—	—	—	—	(4,541)	(4,541)
Issuance of common stock from exercise of warrants	2,909	—	4,393	—	—	4,393
Issuance of common stock from Rendiatech acquisition	105	—	162	—	—	162
Stock-based compensation	—	—	25	—	—	25
Series J convertible preferred stock deemed dividend	—	—	(2)	—	—	(2)
Balance March 31, 2026	8,356	$—	$323,506	$8	$(320,853)	$2,661
Net loss	—	—	—	—	(4,828)	(4,828)
Stock-based compensation	—	—	22	—	—	22
Issuance of common stock from ATM offerings, net	142	—	55	—	—	55
Issuance of common stock from exercise of warrants	49,282	—	36	—	—	36
Issuance of common stock from June 2026 financing	6,042	—	—	—	—	—
Series J Convertible Preferred Stock deemed dividend	—	—	(1)	—	—	(1)
Balance June 30, 2026	63,822	$—	$323,618	$8	$(325,681)	$(2,055)
Net loss	—	—	—	—	(1,969)	(1,969)
Stock-based compensation	—	—	8	—	—	8
Issuance of common stock from ATM offerings, net	134,488	—	1,314	—	—	1,314
Issuance of common stock from exercise of warrants	196,948	—	4,578	—	—	4,578
Reclassification of Series C warrants to equity	—	—	5,031	—	—	5,031
Issuance of common stock from July 2026 financing	145,654	—	2,940	—	—	2,940
Series J Convertible Preferred Stock deemed dividend	—	—	(2)	—	—	(2)
Balance September 30, 2026	540,912	—	337,487	8	(327,650)	9,845

See notes to the condensed consolidated financial statements

NUWELLIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months ended
	September 30,
	2026	2025
Operating Activities:

Net loss	$(11,338)	$(15,099)

Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	107	166
Stock-based compensation expense	55	103
Change in fair value of warrant liabilities	(4,531)	(4,101)
Financing expense	6,138	10,553
Non-cash IP R&D from Rendiatech acquisition	757	—
Changes in operating assets and liabilities:
Accounts receivable	102	586
Inventory, net	190	(471)
Other current assets	219	(461)
Other assets	(554)	108
Other liabilities	(221)	(74)
Accounts payable and accrued expenses	(196)	910
Net cash used in operating activities	(9,272)	(7,780)

Investing Activities:
Purchases of property and equipment	(17)	(102)
Purchase of intangible assets	(90)	—
Cash paid for acquisition of Rendiatech, net of cash acquired	(164)	—
Net cash used in investing activities	(271)	(102)

Financing Activities:
Proceeds from issuance of common stock and warrants, net	15,392	3,999
Issuance of common stock from ATM, net	1,358	1,889
Net cash provided by financing activities	16,750	5,888

Effect of exchange rate changes on cash	—	(7)

Net increase (decrease) in cash and cash equivalents	7,207	(2,001)
Cash and cash equivalents, and restricted cash - beginning of period	1,190	5,095
Cash and cash equivalents, and restricted cash - end of period	$8,397	$3,094

Cash and cash equivalents – end of period	8,290	3,094
Restricted cash – end of period	107	—
Cash and cash equivalents, and restricted cash – end of period	$8,397	$3,094

Supplemental cash flow information
Series C warrant conversion to equity	$5,031	$—
Series D warrant exercises	$1,438	$—
Deferred costs issued as consideration in asset acquisition	$313	$—
Common stock issued as consideration in asset acquisition	$162	$—
Series A warrants conversion to equity	$—	$8,439
Series B warrant exercises	$—	$2,055
Issuance of common stock for conversion of Series F-1 Preferred Stock	$—	$1,100
Deemed dividend on Series J Preferred Stock	$5	$3

See notes to the condensed consolidated financial statements.

NUWELLIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business: Nuwellis, Inc. (the “Company”) is a commercial-stage medical device company focused on advancing precision cardiorenal care in critical care settings, through the development, manufacture and commercialization of the Aquadex SmartFlow® system for ultrafiltration therapy. The Aquadex SmartFlow® system is indicated for temporary (up to eight hours) or extended (longer than eight hours in patients who require hospitalization) use in adult and pediatric patients weighing 20 kg or more, whose fluid overload is unresponsive to medical management, including diuretics. Nuwellis, Inc. is a Delaware corporation headquartered in Minneapolis with wholly owned subsidiaries in Ireland and Israel which we are in the process of dissolving. The Company has been listed on Nasdaq since February 2012.

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

Principles of Consolidation: The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and do not include all disclosures required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results expected for the full year.

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

Going Concern: The Company’s condensed consolidated financial statements have been prepared assuming it will continue as a going concern, though substantial doubt exists about the Company’s ability to continue as a going concern for at least twelve months. As of September 30, 2026, the Company had an accumulated deficit of $327.7 million and expects to continue incurring losses in the near term.

To date, the Company has been funded primarily through equity financings. The Company believes its existing capital resources will be sufficient to support its operating plan through the second quarter of 2027. It will also continue to evaluate opportunities to raise additional capital through debt, equity, or a combination thereof to support growth initiatives and strengthen its balance sheet. While the Company is confident in its ability to fund operations and execute on its strategic plan, there can be no assurance that additional capital will be available on favorable terms, or at all, or that the Company will achieve profitability.

These conditions, including continued operating losses, negative cash flows from operations, an accumulated deficit of $327.7 million, and the need for additional capital to fund ongoing operations and growth initiatives (including the integration of Rendiatech Ltd., an Israeli company (“Rendiatech”) following the Company’s acquisition), raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these financial statements are issued. On March 17, 2026, the Company acquired 100% of the outstanding stock of Rendiatech Ltd. The acquisition was accounted for as an asset acquisition under ASC 805-50 because the acquired set did not meet the definition of a business. While management’s plans, including recent financing activities, cost discipline initiatives, and contingency measures, are intended to address these conditions, such plans do not alleviate the substantial doubt. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Segment Information: Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker (the “CODM”), the chief executive officer, view the Company’s operations and manages its business as a single operating segment. On September 30, 2026, and December 31, 2025, long-lived assets were located primarily in the United States. See Note 9 — Segment Reporting for additional information.

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

Inventories consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Finished Goods	$698	$445
Work in Process	180	88
Raw Materials	969	1,457
Inventory Reserves	(77)	(80)
Total	$1,770	$1,910

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30
	2026	2025
Stock options	183	12
Warrants to purchase common stock	232,443	4,240
Series F convertible preferred stock	1,161	34
Series F-1 convertible preferred stock	1,462	43
Total	235,249	4,329

The following table reconciles reported net loss with reported net loss per share for each of the three and nine months ended:

	Three months ended		Nine months ended
	September 30		September 30
	2026	2025	2026	2025
(in thousands, except per share amounts)
Net loss	$(1,969)	468	$(11,338)	(15,099)
Deemed dividend attributable to Series J
Convertible Preferred Stock	2	1	5	3
Net loss attributable to common shareholders	(1,967)	469	(11,333)	(15,096)
Weighted average shares outstanding	338,384	2,646	121,695	1,203
Basic and diluted loss per share	$(5.81)	$177.16	$(93.13)	$(12,548.83)

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

International Exit: On August 7, 2025, the Company announced its decision to exit substantially all its international operations in order to focus exclusively on the U.S. market—where the Company is seeing the strongest growth and clinical demand. With expanding traction in U.S. cardiac surgery and pediatric programs, and a rising opportunity in the hospital-based outpatient space, the Company is streamlining to prioritize investment in markets where it can have the most immediate and long-term impact. As of September 30, 2026, the Company’s remaining accrued contractual exit fees and product repurchase obligations were $124,000.

Customer Concentration: For the three months ended September 30, 2026, no customers represented 10% or more of net sales. For the three months ended September 30, 2025, two customers represented 10.7% and 10.5% of net sales. For the nine months ended September 30, 2026, two customers represented 11.4%, and 10.3% of net sales. For the nine months ended September 30, 2025, one customer represented 14.2% of net sales.

Product Returns and Other: The Company estimates product returns based on historical data and industry information. Returns have been minimal to date, and no material variable consideration adjustment was required in the current period. Shipping and handling costs are included in cost of goods sold, and sales taxes are excluded from revenue.

Note 3 – Stockholders’ Equity

Series F Convertible Preferred Stock: As of September 30, 2026 and December 31, 2025, 27 and 127 shares of Series F convertible preferred stock remained outstanding, respectively (par value $0.0001 per share; authorized 18,000 shares). The conversion ratio was last adjusted to 43 shares of common stock per share of Series F based upon a price of $23.31 following the Registered Direct financing dated July 31, 2026 that closed on August 3, 2026. See Note 4 in our Annual Report on Form 10-K for the year ended December 31, 2025, for a description of the terms, anti-dilution provisions, and historical issuances.

Series F-1 Convertible Preferred Stock: As of September 30, 2026 and December 31, 2025, 34 shares of Series F-1 convertible preferred stock remained outstanding. These shares were issued in exchange for Series F shares held by our former CEO in June 2025. See Note 4 in our Annual Report on Form 10-K for the year ended December 31, 2025, for further details.

Common Stock and Warrants: On July 31, 2026, the Company entered into a definitive securities purchase agreement with certain institutional investors for the purchase and sale of 145,656 shares of its common stock at a price of $23.31 per share in a registered direct offering priced at-the-market under Nasdaq rules. Gross proceeds from the registered direct offering were approximately $3.4 million, before deducting placement agent fees and other offering expenses of $0.5 million.

In a concurrent private placement, the Company agreed to issue to the same investors warrants to purchase up to an aggregate of 145,656 shares of common stock. The warrants have an exercise price of $23.31 per share, were exercisable immediately upon issuance, and have a term of five years from the date of effectiveness of the registration statement covering the shares of common stock underlying the warrants.

In addition, on July 30, 2026, holders exercised 133,662 Series C Warrants at an exercise price of $24.50 per share, resulting in gross cash proceeds to the Company of approximately $3.3 million and the issuance of 133,662 shares of common stock.

Collectively, these transactions provided approximately $6.7 million of gross proceeds.

Also during the nine months ended September 30, 2026, the Company completed a public offering in June of 2026, a Private Placement and Warrant Inducement in January of 2026, and sold the remainder of the available shares in our ATM agreement with Ladenburg Thalmann & Co. Inc. in August of 2026. See below for additional details regarding these transactions.

January 2026 Private Placement and Warrant Inducement Offer (“January 2026 Transaction”): In January 2026, the Company completed a private placement (the “January 2026 PIPE”) and warrant inducement transaction (the “January 2026 Warrant Inducement”) with Armistice Capital Master Fund Ltd. that generated aggregate gross proceeds of approximately $5.0 million (before deducting placement agent fees and other offering expenses of approximately $0.7 million), resulting in net proceeds to the Company of approximately $4.3 million. The transaction included the issuance of pre-funded warrants, common stock purchase warrants, and inducement warrants (recorded in equity), as well as placement agent warrants. All warrants issued in the January 2026 transaction were classified as equity instruments.

At-The-Market Offering: We have maintained an ATM agreement with Ladenburg Thalmann & Co. Inc. (entered September 3, 2025), under which we could sell common stock from time to time. During the three months ended September 30, 2026, we sold 134,488 shares under the ATM for net proceeds of approximately $1.4 million and 134,630 shares for net proceeds of approximately $1.4 million were sold under the ATM during the nine months ended September 30, 2026. This completed the agreement. See Note 4 in our Annual Report on Form 10-K for the year ended December 31, 2025, for a description of the agreement terms.

June 2026 Stock Offering: On June 8, 2026, the Company announced the closing of its public offering of 6,042 shares of its common stock, pre-funded warrants to purchase 57,450 shares of common stock, in each case with accompanying Series C Warrants to purchase up to 190,477 shares of common stock and Series D Warrants to purchase up to 63,493 shares of common stock with gross proceeds of approximately $6.0 million (before deducting placement agent fees and other offering expenses of approximately $1.1 million), resulting in net proceeds to the Company of approximately $4.9 million (the “June 2026 Financing”). The public offering price per share of common stock and accompanying warrant was $94.50 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants was $94.4685 per pre-funded warrant and accompanying warrants. Each pre-funded warrant has an exercise price of $0.0315 per pre-funded warrant and was immediately exercisable. The Series D Warrants have an exercise price of $94.50 and are exercisable for a period of five years following the receipt of stockholder approval and authorized share increase, which the Company, as required by the applicable rules and regulations of Nasdaq, received on July 24, 2026. The Series C Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2026 Reverse Stock Split (as defined below) equal to the greater of: (i) 20% of the combined public offering price per share of common stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2026 Reverse Stock Split. After the reverse stock split was effectuated on June 25, 2026, the lowest daily volume weighted average price during the applicable five-trading-day period was $3.02. Pursuant to the terms of the Series C Warrants, which provide for a 10% discount to such VWAP, the reset exercise price of the Series C Warrants was set at $24.50 per share. The Series D Warrants include a zero-cash exercise option allowing holders of a Series D Warrant the right to receive, without payment of any additional cash to the Company, an aggregate number of shares equal to the number of shares of common stock that would be issuable upon a cash exercise of such Series D Warrants.

The Series C Warrants and Series D Warrants offered in the June 2026 Financing were determined to be classified as a liability on the condensed consolidated balance sheet as of June 30, 2026. An independent valuation of the warrants was performed and reviewed with management. The Series C Warrants were valued using the Monte Carlo Simulation Model utilizing US Treasury Rates, Volatility rates, common stock price and assumptions around date and likelihood of a reverse split exercise price adjustment and fundamental transaction. The Series D Warrants were valued using the common stock price given the zero-exercise price. The initial warrant valuation of $11.0 million exceeded the gross proceeds of $6.0 million. Accordingly, the difference was recorded as ‘Day 1 interest’. You will find this difference, along with other issuance costs (discounts, legal, printing) reported on the condensed consolidated statement of operations as “Financing expense”. The valuation at issuance was $11.0 million, and at June 30, 2026 was $6.6 million. On July 2, 2026, following the effectiveness of the Company’s reverse stock split, the Series C Warrants valuation of $5.0 million was reclassified to equity. Additionally, $1.4 million of Series D Warrants were exercised during the three months ended September 30, 2026. The remaining Series D Warrants at September 30, 2026 had a valuation of $0.1 million. In total, $4.5M was reported on the condensed consolidated statement of operations as a “Change in fair value of warrant liability”.

In a concurrent private transaction, we agreed to reduce the exercise price of up to 11,363 outstanding common stock warrants expiring between August 4, 2030 and February 9, 2031, to the public offering price (“Repriced Warrants”). Other than the reduction in exercise price, the terms of the Repriced Warrants remain the same and unchanged. The exercise of the Repriced Warrants was subject to the approval of the Company’s stockholders, which was received on July 24, 2026. The Company determined the reduction in exercise price to be a modification of the Repriced Warrants. The change in fair value associated with the repricing was $0.1 million, which was recorded as an offering expense within additional paid in capital.

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

On July 24, 2026 the Company’s stockholders approved a proposal to amend the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended, on to effect a reverse stock split of its outstanding common stock at a ratio in the range of one-for-five to one-for-seventy, to be determined at the discretion of the Board. On October 26, 2026, the Company effectuated a one-for-nine (1-for-9) reverse stock split of its issued and outstanding shares of common stock (the “Second 2026 Reverse Stock Split”). The Second 2026 Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on October 26, 2026, and the Company’s common stock began trading on a split-adjusted basis when the market opened on October 27, 2026. When the Second 2026 Reverse Stock Split became effective, every nine shares of the Company’s issued and outstanding common stock (and such shares held in treasury) automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the conversion of the Company’s outstanding shares of preferred stock and the exercise of all outstanding stock options, restricted stock units, and warrants to purchase shares of common stock, as well as the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock that was created as a result of the Second 2026 Reverse Stock Split was rounded down to the next whole share, and the stockholder received cash equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company’s common stock as reported on Nasdaq on the last trading day before the Second 2026 Reverse Stock Split became effective. All share and per-share amounts have been retroactively adjusted to reflect both reverse stock splits for all periods presented.

Note 4 - Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the classification of stock-based compensation expense recognized for the periods below:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2026	2025	2026	2025
Selling, general and administrative expense	$4	$26	$50	$106
Research and development expense	4	(8)	5	(3)
Total stock-based compensation expense	$8	$18	$55	$103

During the three and nine months ended September 30, 2026, under the 2017 Equity Incentive Plan and the 2021 Inducement Plan, the Company granted 0 and 174 stock options, respectively, to its directors, officers and employees. During the three and nine months ended September 30, 2025, the Company granted 0 and 12 stock options, respectively. Vesting generally occurs either immediately or up to a 48-month period based on a time-of-service condition. The weighted-average grant date fair value of the stock options issued during the nine months ended September 30, 2026 and September 30, 2025 was $40.10 per share and $1.72, respectively.

The total number of stock options outstanding as of September 30, 2026, and 2025 were 183 and 12, respectively.

During the three months ended September 30, 2026 and 2025, 3 and 4 stock options vested, respectively. During the nine months ended September 30, 2026 and 2025, 15 and 4 stock options vested, respectively.

During the three and nine months ended September 30, 2026, 0 and 3 stock options expired or were forfeited, respectively. During the three and nine months ended September 30, 2025, no stock options expired or were forfeited.

During the three and nine months ended September 30, 2026 and 2025, no options were exercised.

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

The carrying value of the deferred consideration liability approximates its fair value as of September 30, 2026.

(in thousands)	September 30, 2026	December 31, 2025
Warrant liability Series B	$—	$12
Warrant liability Series D	$71	$—
Warrant liability Series J	$328	$377
Deferred consideration liability (Rendiatech)	$313	—
Total Level 3 liabilities	$712	$389

The following is a roll-forward of the fair value of the Level 3 liabilities:

(in thousands)	Warrant Liabilities	Deferred Consideration	Total
Balance at December 31, 2025	$389	$—	$389
Acquisition of Rendiatech (initial fair value)	—	313	313
June 8, 2026 issuance of common warrants	11,013	—	11,013
Reclass Series C warrants to equity	(5,031)	—	(5,031)
Exercise of Series B warrants	(1)	—	(1)
Exercise of Series D warrants	(1,440)	—	(1,440)
Change in fair value	(4,531)	—	(4,531)
Balance at September 30, 2026	$399	$313	$712

On October 17, 2026 the Company’s outstanding Series J shares matured and any remaining shares outstanding were redeemed and retired for approximately $4 thousand. Similarly, any remaining Series J warrants expired and the remaining balance of related warrant liability was reduced to zero.

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

As of September 30, 2026, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties in its Annual Report on Form 10-K for the year ended December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

Note 7—Operating Leases

The Company leases a 23,000 square foot facility located in Eden Prairie, Minnesota for office and manufacturing space under a non-cancelable operating lease that expires in March, 2027. In November 2021, the Company entered into a fourth amendment to the lease, extending the term of the lease from March 31, 2022 to March 31, 2027. The Company is currently negotiating with the landlord regarding a possible short term extension of the lease. This facility serves as our corporate headquarters and houses substantially all our functional departments. Monthly rent and common area maintenance charges, including estimated property tax for our headquarters, total approximately $36,000. The lease contains provisions for annual inflationary adjustments. Rent expense is being recorded on a straight-line basis over the term of the lease. Beginning on April 1, 2022, the annual base rent was $10.50 per square foot, subject to future annual increases of $0.32 to $0.34 per square foot.

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

Employee Retention and New Hire Frameworks: On November 9, 2026 the Board of Directors (the “Board”) of the Company approved, in principle, a strategic retention framework (the “Retention Framework”), designed to restore meaningful long-term equity alignment with stockholders and support the retention of management, key employees and members of the Board, along with a separate equity incentive framework (the “New Hire Framework”) defining equity awards for Mike McCormick, the Company’s President and Chief Executive Officer, and Carisa Schultz, the Company’s Chief Financial Officer, in lieu of the equity awards that would customarily be granted to senior management of a public company in connection with their commencement of employment. Included in the Retention Framework and the New Hire Framework is a proposal for future restricted stock unit awards (the “Proposed RSU Awards”), and the Board also approved certain transaction cash incentives (the “Transaction Cash Incentives”). No restricted stock units have been granted under either framework. The Transaction Cash Incentives would become payable within five calendar days following the date on which a Transaction (as defined in the form of Transaction Bonus Agreement filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q) occurs and the date on which the recipient’s release of claims becomes effective, with an aggregate target payout of approximately $885K, including target payouts of $280,215 to Mr. McCormick, $106,000 to Ms. Schultz and $158,893 to Neil P. Ayotte, the Company’s Senior Vice President, General Counsel, Secretary and Chief Compliance Officer.

The Board and the Company’s stockholders have previously approved the Company’s 2017 Equity Incentive Plan, as amended (the “Plan”) (see Note 4). Pursuant to the Plan, the Share Reserve (as defined in the Plan) available for granting equity incentives automatically increases on January 1st of each year through and including January 1, 2027, to an amount equal to 17% of the Fully Diluted Shares (as defined in the Plan) as of December 31st of the preceding calendar year, unless the Board provides otherwise. The Proposed RSU Awards would be granted pursuant to the Plan, subject to separate Board approval once sufficient shares are available under the Plan.

The Transaction Cash Incentives are evidenced by transaction bonus agreements between the Company and each recipient, the form of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Note 9—Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the CODM, or decision-making group, in deciding how to allocate resources in assessing performance. Nuwellis has one reportable segment: fluid overload. The Company is a medical technology company focused on developing and commercializing the Aquadex System. The Company recognizes this medical device system as one reporting segment. The CODM is the chief executive officer.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Revenue	$2,212	$2,217	$6,584	$5,846
Gross Profit	1,538	1,445	4,720	3,470
Gross profit %	69.5%	65.2%	71.7%	59.4%
Operating expenses:
General and administrative	1,202	1,470	4,835	4,659
Sales and marketing	1,612	1,879	5,678	4,906
Development	275	339	1,935	872
Clinical, Quality, Regulatory	494	436	2,007	1,593
Total operating expenses	3,583	4,124	14,455	12,030
Stock Based Compensation	8	19	55	103
Other (Income) Expense	(84)	(3,166)	1,548	6,436
Net (loss) income	$(1,969)	$468	$(11,338)	$(15,099)

Note 10—Subsequent Events

The Company has evaluated subsequent events through November 12, 2026, the date the financial statements were available to be issued. Except as described below the Company has determined that there are no material subsequent events to disclose in these condensed consolidated financial statements.

Reverse Stock Split: On July 24, 2026 the Company’s stockholders approved a proposal to amend the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its outstanding common stock at a ratio in the range of one-for-five to one-for-seventy, to be determined at the discretion of the Board. On October 26, 2026, the Company effectuated a one-for-nine (1-for-9) reverse stock split of its issued and outstanding shares of common stock (the “Second 2026 Reverse Stock Split”). The Second 2026 Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on October 26, 2026, and the Company’s common stock began trading on a split-adjusted basis when the market opened on October 27, 2026. When the Second 2026 Reverse Stock Split became effective, every nine shares of the Company’s issued and outstanding common stock (and such shares held in treasury) automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the conversion of the Company’s outstanding shares of preferred stock and the exercise of all outstanding stock options, restricted stock units, and warrants to purchase shares of common stock, as well as the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock that was created as a result of the Second 2026 Reverse Stock Split was rounded down to the next whole share, and the stockholder received cash equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company’s common stock as reported on Nasdaq on the last trading day before the Second 2026 Reverse Stock Split became effective. All share and per-share amounts have been retroactively adjusted to reflect both reverse stock splits for all periods presented.

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

Unless otherwise specified or indicated by the context, “Nuwellis,” “Company,” “we,” “us,” and “our” refer to Nuwellis, Inc. and its subsidiaries.

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

RECENT DEVELOPMENTS

•
Closed a registered direct offering on August 3, 2026, raising approximately $3.4 million in gross proceeds, and received approximately $3.3 million in gross proceeds from the concurrent exercise of Series C Warrants for aggregate proceeds of approximately $6.7 million.
•
Completed our ATM agreement which commenced in September 2025, generating approximately $1.4 million in net proceeds during the quarter ended September 30, 2026.
•
Effectuated a one-for-nine (1-for-9) reverse stock split of the Company’s common stock, effective October 26, 2026.
•
Submitted a 510(k) premarket notification to the U.S. Food and Drug Administration (FDA) seeking to expand the usage of the Aquadex SmartFlow® System to pediatric patients weighing 5 kg and above, from the current 20 kg and above.

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

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements adopted during the three months ended September 30, 2026 that had a material effect on the Company’s condensed consolidated financial statements. For a discussion of accounting pronouncements recently adopted or issued, refer to Note 1 – Nature of Business and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

FINANCIAL OVERVIEW

Nuwellis is dedicated to advancing cardiorenal care by enabling earlier, safer, and more controlled fluid management for patients. Activities since inception have consisted principally of raising capital, performing research and product development, and conducting preclinical and clinical studies. During 2016, we acquired the Aquadex Business and announced that we were halting all clinical evaluations of our prior technology, the C-Pulse System. Since then, our activities have consisted mainly of expanding our sales and marketing efforts, as well as continued development of clinical evidence and new product development efforts. As of September 30, 2026, we had an accumulated deficit of $327.7 million, and we expect to incur losses for the foreseeable future. To date, we have been funded by public and private equity financings. Although we believe that we will be able to successfully fund our operations in the future, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Results of Operations

Comparison of three months ended September 30, 2026 to three months ended September 30, 2025

Net Sales

(in thousands)

Three months ended September 30, 2026	Three months ended September 30, 2025	Increase (Decrease)	% Change
$2,212	$2,217	$(5)	(0.2%)

Revenue is generated mainly from the sale of consoles and blood filters and catheters used in conjunction with the Aquadex System consoles. We sell almost exclusively in the United States to hospitals and clinics through our direct salesforce. Year-over-year quarterly sales are flat, with an increase in service revenue offsetting a quarterly decline in product sales.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Three months ended September 30, 2026	Three months ended September 30, 2025	Increase (Decrease)	% Change
Cost of goods sold	$674	$772	$(98)	(12.7%)
Selling, general and administrative	$3,007	$3,539	$(532)	(15.0%)
Research and development	$584	$603	$(19)	(3.2%)

Cost of Goods Sold
The decrease in cost of goods sold for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to the increase in margin from switching to contract manufacturing.

Selling, General and Administrative
The decrease in selling, general and administrative expenses was primarily driven by reduced sales related compensation from a slight decrease in sales vs prior year, and continued reductions in administrative costs.

Research and Development (R&D)
R&D expenses were relatively flat for the three months ended September 30, 2026 as compared to the same period in the prior year primarily due to increased headcount and compensation-related expenses, and higher consulting fees associated with increased sustained engineering expenses and improvements to our quality system, offset by reductions in materials and certain other expenses.
Comparison of nine months ended September 30, 2026 to nine months ended September 30, 2025

Net Sales
(in thousands)

Nine months ended September 30, 2026	Nine months ended September 30, 2025	Increase (Decrease)	% Change
$6,584	$5,846	$738	12.6%

Revenue is generated mainly from the sale of disposable blood filters and catheters used in conjunction with the Aquadex system consoles. We sell primarily to hospitals and clinics through our direct salesforce. The increase in sales in the current year period is primarily due to a 16% increase in product sales driven primarily by a 105% increase in console sales on a year-to-date basis versus the prior year reflecting continued increases in the number of patients treated with the Aquadex therapy.

Costs and Expenses
Our costs and expenses were as follows:

(in thousands)	Nine months ended September 30, 2026	Nine months ended September 30, 2025	Increase (Decrease)	% Change
Cost of goods sold	$1,864	$2,376	$(512)	(21.5%)
Selling, general and administrative	$11,256	$10,305	$951	9.2%
Research and development	$3,254	$1,828	$1,426	78.0%

Cost of Goods Sold
The decrease in cost of goods sold for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to the increase in margin from switching to contract manufacturing.

Selling, General and Administrative
The increase in selling, general and administrative expenses was primarily driven by increased headcount and sales related compensation from a 12.6% increase in sales vs prior year, and higher professional services fees.

Research and Development
The increase in R&D expenses was primarily driven by a one-time Rendiatech IP expense of $758,000, increased headcount and compensation-related expenses, and higher consulting fees associated with increased sustained engineering expenses and improvements to our quality system.

Liquidity and Capital Resources

Sources of Liquidity
We have funded our operations primarily through cash on hand, equity issuances, and at-the-market securities offerings. As of September 30, 2026, and December 31, 2025, cash, cash equivalents, and restricted cash were $8.4 million and $1.2 million, respectively.

Our business strategy and ability to fund operations depend on growing the Aquadex Business through expanded sales, product adoption, and cost control, as well as the successful integration of the Rendiatech technology. We expect to seek additional financing in the future, which, to date, has been primarily through equity offerings.

Cash Flows
Net cash used in operating activities was $9.3 million for the nine months ended September 30, 2026, compared to $7.8 million for the comparable prior-year period. This primarily reflects our net loss, partially offset by non-cash items (e.g., stock-based compensation, depreciation, warrant fair value changes) and changes in working capital.

Net cash used in investing activities was $271,000 and $102,000 for the nine months ended September 30, 2026 and 2025 respectively, primarily for property and equipment purchases and cash paid for the Rendiatech Acquisition (net of cash acquired).

Net cash provided by financing activities was $16.8 million for the nine months ended September 30, 2026, primarily from proceeds under the January 2026 PIPE warrants, January 2026 Warrant Inducement, June 2026 Financing, July 2026 Financing and completion of our September of 2025 ATM agreement.

Capital Resource Requirements
As of September 30, 2026, we had no material commitments for capital expenditures beyond ordinary course purchases.

We believe our existing capital resources will support operations through the second quarter of 2027, but we will require additional capital to fund operations through the end of fiscal year 2027. See Note 1 – Going Concern for additional discussion.

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

As of September 30, 2026, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2026. The Certifying Officers based their conclusion on the fact that the Company has identified two material weaknesses in controls over financial reporting, as detailed in the 2025 Annual Report on Form 10-K. In light of this fact, management expects to perform additional analyses, reconciliations, and remediations.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the identified material weaknesses, we have been implementing changes in our internal control processes that are designed to remediate the identified material weaknesses in our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

None

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

On October 26, 2026, the Company consummated a one-for-nine (1-for-9) reverse stock split of its issued and outstanding shares of common stock (the “Second 2026 Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis when the market opened on October 27, 2026. The immediate effect of this action increased the trading price of the Company’s common stock to ensure it remained above the Nasdaq minimum trading price.

On June 8, 2026, the Company closed an offering of 6,042 shares of its common stock, pre-funded warrants to purchase 57,450 shares of common stock, in each case with accompanying Series C Warrants to purchase up to 190,477 shares of common stock and Series D Warrants to purchase up to 63,493 shares of common stock. The public offering price per share of common stock and accompanying warrants is $94.50 per share and accompanying warrants, and the public offering price per pre-funded warrant and accompanying warrants is $94.4685 per pre-funded warrant and accompanying warrants. The Series D Warrants had an exercise price of $94.50 and would be exercisable for a period of five years following the receipt of stockholder approval, as required by the applicable rules and regulations of Nasdaq. The Series C Warrants contain a one-time reset of the exercise price in the event that the Company implemented the 2026 Reverse Stock Split equal to the greater of: (i) 20% of the combined public offering price per share of common stock and accompanying warrants in the offering and (ii) the lowest daily volume weighted average price for the five trading days immediately following the date of the implementation of the 2026 Reverse Stock Split.

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

On June 25, 2026, the Company consummated a one-for-thirty-five reverse stock split of the Company’s issued and outstanding shares of common stock. As a result of this reverse stock split, the price reset provision of the Series C Warrants was triggered, resulting in the exercise price being reduced to $24.50 per share, and the transition of any outstanding Series C Warrants from being classified as a liability on the Company’s balance sheet into equity. On July 24, 2026 at a special meeting our stockholders approved, amongst other things, the exercise of the Series C Warrants and Series D Warrants in accordance with Nasdaq Listing Rule 5635(d). Following this special meeting, the holders of the Series D Warrants exercised a majority of the outstanding warrants, resulting in the removal of a majority of the liability associated with the outstanding Series D Warrants from the Company’s balance sheet.

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

Item 2.
Unregistered Sales of Equity Securities AND Use of Proceeds

There were no sales of unregistered securities during the quarter ended September 30, 2026 other than as previously reported on Form 8-K.

Item 3.
DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.
MINE SAFETY DISCLOSURES

Not applicable.

Item 5.
OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Employee Retention and New Hire Frameworks: On November 9, 2026 the Board of Directors (the “Board”) of the Company approved, in principle, a strategic retention framework (the “Retention Framework”), designed to restore meaningful long-term equity alignment with stockholders and support the retention of management, key employees and members of the Board, along with a separate equity incentive framework (the “New Hire Framework”) defining equity awards for Mike McCormick, the Company’s President and Chief Executive Officer, and Carisa Schultz, the Company’s Chief Financial Officer, in lieu of the equity awards that would customarily be granted to senior management of a public company in connection with their commencement of employment. Included in the Retention Framework and the New Hire Framework is a proposal for future restricted stock unit awards (the “Proposed RSU Awards”), and the Board also approved certain transaction cash incentives (the “Transaction Cash Incentives”). No restricted stock units have been granted under either framework. The Transaction Cash Incentives would become payable within five calendar days following the date on which a Transaction (as defined in the form of Transaction Bonus Agreement filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q) occurs and the date on which the recipient’s release of claims becomes effective, with an aggregate target payout of approximately $885K, including target payouts of $280,215 to Mr. McCormick, $106,000 to Ms. Schultz and $158,893 to Neil P. Ayotte, the Company’s Senior Vice President, General Counsel, Secretary and Chief Compliance Officer.

The Board and the Company’s stockholders have previously approved the Company’s 2017 Equity Incentive Plan, as amended (the “Plan”) (see Note 4). Pursuant to the Plan, the Share Reserve (as defined in the Plan) available for granting equity incentives automatically increases on January 1st of each year through and including January 1, 2027, to an amount equal to 17% of the Fully Diluted Shares (as defined in the Plan) as of December 31st of the preceding calendar year, unless the Board provides otherwise. The Proposed RSU Awards would be granted pursuant to the Plan, subject to separate Board approval once sufficient shares are available under the Plan.

The Transaction Cash Incentives are evidenced by transaction bonus agreements between the Company and each recipient, the form of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Item 6.
Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index below.

Exhibit Index
Nuwellis, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2026

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	10	001-35312	February 1, 2012	3.1

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 13, 2017	3.1

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	May 23, 2017	3.1

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	October 12, 2017	3.1

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	January 2, 2019	3.1

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K/A	001-35312	October 16, 2020	3.1

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	April 27, 2021	3.1

3.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	December 9, 2022	3.1

3.9	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation	8-K	001-35312	June 26, 2024	3.1

3.10	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended, of Nuwellis, Inc.	8-K	001-35312	July 2, 2025	3.1

3.11	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended, of Nuwellis, Inc.	8-K	001-35312	June 24, 2026	3.1

3.12	Third Amended and Restated Bylaws	10-Q	001-35312	November 12, 2024	3.13

3.13	Amendment to Third Amended and Restated Bylaws	10-Q	001-35312	November 12, 2024	3.14

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith
3.14	Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	S-1/A	333-221010	November 17, 2017	3.7

3.15	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock	8-K	001-35312	October 18, 2022	3.1

3.16	Certificate of Designations of Preferences, Rights and Limitations of Series F-1 Convertible Preferred Stock	8-K	001-35312	June 9, 2025	3.1

4.1	Form of Series C Common Warrant to Purchase Shares of Common Stock	S-1/A	333-296198	June 4, 2026	4.4

4.2	Form of Series D Common Warrant to Purchase Shares of Common Stock	S-1/A	333-296198	June 4, 2026	4.5

4.3	Form of Placement Agent Warrant to Purchase Shares of Common Stock	S-1/A	333-296198	June 4, 2026	4.6

10.1	Form of Securities Purchase Agreement	S-1/A	333-296198	June 4, 2026	10.66

10.2	Form of Placement Agency Agreement	S-1/A	333-296198	June 4, 2026	1.1

10.3	Employment Agreement, by and between Nuwellis, Inc. and Michael McCormick, dated June 30, 2026	10-Q	001-35312	August 13, 2026	10.3

10.4	Form of Transaction Bonus Agreement					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith	Furnished Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuwellis, Inc.

Date: November 12, 2026	By:	/s/ Mike McCormick
Mike McCormick
Chief Executive Officer

/s/ Carisa Schultz
Carisa Schultz
Chief Financial Officer